Form 10KSB
period 1996-04-30
LYRIC ENERGY INC
filed 1997-04-08
CIK 319420

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended April 30, 1996
Commission File No. 0-9800


                             LYRIC ENERGY INC.
          (Exact Name of Registrant as specified in its charter)


            COLORADO                    75-1711324
(State or other jurisdiction of   (I.R.S. Employer I.D. No.)
Incorporation or organization)

1013 West 8th Ave., Amarillo, Texas          79101
(Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code:
                              (806) 376-5088


Securities registered pursuant to Section 12 (b) of the Act: N/A
Securities registered pursuant to Section 12 (g) of the Act:

                       $0.01 Par Value Common Stock
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (Or for such shorter period that the Registrant was required to file such reports), and (2) Has been subject to such filing
requirements for the past 90 days:  Yes ____  No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB:   Yes  X   No  _____

State Issuer's Revenues for the most recent fiscal year:  $-0-

State the aggregate market value of Registrant's voting $0.01 par value common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). There is no bid or asked price quoted.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by a court.   Yes  _____   No ______

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 1996, there were 46,958,483 shares of the Registrant's $.01 par value common stock issued and outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Format (check one):  Yes ___ No  X


                                  PART 1

ITEM 1. BUSINESS

(a)  General Development of Business.

     Lyric Energy, Inc. ("Registrant") was incorporated in the State of Colorado on April 25, 1980, and was organized on May 1,
1980.

     On February 3, 1981, Registrant completed a registered public offering of 20,000,000 shares of its $0.01 par value common stock, and received gross proceeds of $2,000,000 therefrom.

     Registrant was an active oil and gas producing company from its inception until July 31, 1991. All requisite 10-K's were filed with the Securities and Exchange Commission through April 30, 1991. 10-Q's were filed through the Quarter ending January 31, 1992.

     For the fiscal year ending April 30, 1991 the net loss was $360,791 and for 1990 and 1989 was $290,561 and $266,799. The
principal cause of the losses was the interest being accrued but not paid on the bank note with the Amarillo National Bank. The original principal of the Bank note was $1,815,869. By the end of fiscal year 1991 (April 30) principal and unpaid interest had grown to $3,209,761. Registrant was unable to pay the interest.

     Effective July 31, 1991 Registrant entered into an agreement with the Amarillo National Bank wherein Registrant assigned Registrant's interest in certain oil and gas producing properties having a present worth discounted at 10% of $297,600 to the Amarillo National Bank and the issuance by Registrant to the Amarillo National Bank of 3,800,000 shares of Registrant's authorized but unissued Common Stock which Common Stock bore a Restrictive 144 Legend at the time the stock was issued all in consideration of cancellation of Registrant's past due notes including accrued interest thru July 31, 1991. In addition Registrant agreed to assign the Amarillo National Bank small overriding royalty interests in any wells Registrant subsequently drilled on one proved undeveloped oil property in Moore County, Texas and on any oil and gas subsequently drilled by Registrant in the Thalia area of Foard County, Texas. Such overriding royalty interests applied only to wells which Registrant drilled subsequent to July 31, 1991 in these specifically designated areas. Registrant did not drill any of such wells on either the undeveloped oil property in Moore County, Texas, or on any oil and gas wells subsequently drilled in the Thalia area in Foard County, Texas. Other Oil and Gas Leases owned by Registrant on July 31, 1991, were assigned to other operators or expired by their own terms for failure to develop or failure to produce. Registrant agreed to continue to operate the Okmulgee oil and casinghead gas producing properties consisting of the properties in the Creek Indian designated unit as designated by the Oklahoma Corporation Commission for a six month period. At the end of that six month period Registrant agreed with the bank that Registrant would, if the production warranted, effectuate a production payment with the bank providing that the bank would receive 75% of Registrant's revenue after expenses from the Creek Indian Unit until the bank receives $100,000 or alternately Registrant would sell the properties in the unit and give to the bank the proceeds of such sale. Registrant subsequently sold the Okmulgee oil and casinghead gas producing properties to an unrelated third party and paid the proceeds to the Amarillo National Bank in accordance with this agreement.

     After assigning to the Amarillo National Bank the oil and gas producing properties described above, Registrant still had an interest in some oil and gas properties. All of those oil and gas properties subsequently were either plugged and abandoned or ceased producing and expired by their own terms for failure to develop or failure to produce. With the exception of one property in Moore County, Texas, which was sold to an unrelated third party in exchange for an obligation by that unrelated third party to plug and abandon the wells at the appropriate time and relieve Registrant of that obligation, and a modest amount of cash which was not sufficient to completely pay the outstanding obligations of that property at the time of sale. The amount of such unpaid invoices were owed to Stahl Petroleum Company which waived the payment of the balance due.

     As a consequence, the Registrant had no source of cash flow or income and no properties with any appreciable value. The
Registrant ceased filing 10-K's and 10-Q's after the quarter ended January 31, 1992.

     The oil and gas properties remaining which were basically worthless were written off. Most were no longer valid for failure to produce and were lost as a result of the terms of the Oil and Gas Leases which provide if there is no production in paying quantities for a period of time the Oil and Gas Lease terminates by its own terms.

     Registrant filed a 10-Q for the quarter ended January 31, 1992 which summarized the effect of the financial transactions from April 30, 1991 (date of last 10-K) and January 31, 1992. The significant transaction was the elimination and cancellation by the Bank of the note and accrued interest in exchange for Registrant's issuance of stock to the Bank and the transfer of Registrants viable oil and gas property interests. The effect was to reduce the net property and equipment amount from $829,171 to $563,419. Registrant used full cost accounting in calculating the net property and equipment amount. The estimated value of the property transferred was the difference of $265,752.

     Registrant assigned to the Bank all of Registrants viable oil and gas property interest, but retained those properties with no value. Registrant has eliminated those items from Registrants books of account to the end that Registrant has no oil and gas properties as either assets or liabilities.

     Registrant also issued a total of 4,000,000 shares to the officers of the Registrant as well as employees of Stahl
Petroleum who had assisted in operating Registrant without compensation.

     Registrant's management did not believe it was prudent to recommend dissolution of the Corporation to the shareholders. Consequently Registrant has been dormant. Registrant now desires to again become a full reporting company to the Securities and Exchange Commission by filing this 10-KSB.

     (b)  Financial Information About Industry Segments.

          N/A

     (c)  Narrative Description of Business.

     Registrant is currently engaged in the business of searching for an acquisition of an operating company in order to carry on the business of the acquired company. The Registrant has only engaged in preliminary efforts intended to identify possible merger or acquisition "targets."

Plan of Operation

     The Registrant has insufficient capital with which to provide merger or acquisition candidates with substantial cash or other assets. However, Management believes the Registrant will offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The target company will, however, incur significant post-merger or acquisition registration costs in the event target company shareholders wish to offer a portion of their shares for subsequent sale. Further, while target company shareholders will receive "restricted securities" in any merger or acquisition transaction, those restricted securities will represent, if a trading market develops for the Registrant's common stock, ownership in a "publicly-traded" as opposed to a "privately-held" company. Management also believes target company shareholders may benefit in obtaining a greater ownership percentage in the Registrant remaining after a merger or acquisition that may be the case in the event a target company offered its shares directly for sale to the public. Nevertheless, the Officers and Directors of the Registrant have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for target company shareholders.

     The Registrant expects to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships. The Registrant does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Registrant will concentrate its efforts.

     Management contemplates that the Registrant will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Registrant will assist in identifying possible target companies. The Registrant has not established a specific level of earnings or assets below which the Registrant would not consider a merger or acquisition with a target company.
Moreover, management may identify a target company which is generating losses which it will seek to acquire or merge with the Registrant. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse effect on the price of the Registrant's Common Shares.

Plan of Acquisition

     The Registrant intends to follow a systematic approach to identify its most suitable acquisition candidates.

     First, management intends to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations or by virtue of the very limited advertising campaign the Registrant will conduct. Management will then apply certain of its broad criteria to the preliminary prospects. Essentially, this will entail a determination by management as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. Such evaluation is not expected to be an in-depth analysis of the target company's operations although it will encompass a look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in-depth review. For instance, at this stage, management may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in-depth review, management will review the prospect's audited financial statements. Management anticipates this evaluation will provide a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

     Management considers it unlikely that it will evaluate more than two or three firms on this basis in view of capital and managerial time constraints. Following the identification of at most one or two target companies which appear to be suitable merger or acquisition candidates, the Registrant expects to commission appraisals, professional studies of reserves and asset reports to be conducted by outside consultants. The Registrant has limited funds with which to engage consultants and, accordingly, management intends to conserve such funds pending management's evaluation.

     Management expects to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Registrant which target company shareholders would acquire in exchange for their shareholdings in the target company.
Depending upon, among other things, the target company's assets and liabilities, the Registrant's shareholders will in all likelihood hold a lesser percentage ownership interest in the Registrant following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Registrant acquires a target company with substantial assets. Any merger or acquisition effected by the Registrant can be expected to have a significant dilutive effect on the percentage of shares held by the Registrant's then-shareholders including purchasers in this offering.

Letter of Intent and Promissory Note

     On January 2, 1997, the Registrant entered into a Letter of Intent with Natural Gas Technologies, Inc. ("NGT"), a Texas corporation engaged in the exploration, development and production of oil and gas properties. The Letter of Intent was amended March 17, 1997. Pursuant to the Letter of Intent, NGT loaned the Registrant $100,000 pursuant to a non-interest bearing Convertible Promissory Note (the "Note"). The Note automatically converts into 203,041,517 shares of the Registrant upon the later to occur of (i) the Registrant becoming current on all reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and (ii) the Registrant obtaining a waiver from Amarillo National Bank of the Bank's non-dilution rights contained in the July 31, 1991 agreement with the Bank. If the Note does not convert prior to December 31, 1997, the funds in escrow will be repaid to NGT. Upon conversion of the Note, the Registrant has agreed to fill two vacancies on the Board of Directors with two directors nominated by NGT.

     The Letter of Intent further provides for a special meeting of the shareholders of the Registrant to approve the following matters: (i) a 268.3342 shares for one share reverse split of the Registrant's common stock; (ii) a name change of the Registrant to Natural Gas Technologies, Inc.; (iii) amendments to the Registrant's articles of incorporation to eliminate the liability of officers and directors in certain circumstances and to reduce the shareholder voting requirements for certain significant corporate actions; and (iv) the authorization of 10,000,000 shares of no par value preferred stock which will be reserved for future issuance in the discretion of the Board of Directors. Assuming approval of the foregoing matters, the current shareholders of the Registrant will upon conversion of the Note hold 175,000 shares and NGT will hold 756,674 shares on a post-reverse split basis. The special meeting will be held as soon as practicable after the conversion of the Note, and all costs associated with the meeting, including the preparation and mailing of the information statements and notices will be borne by NGT.

     The Letter of Intent further contemplates a share exchange between NGT and Lyric. The share exchange is intended to take place in two stages. The first stage will occur immediately after shareholder approval of the matters specified above and will consist of the exchange of approximately 2,055,000 shares of the authorized but unissued post-reverse split shares of the Registrant for approximately eighty percent of the equity interests in NGT, which interests are held by certain officers, directors and their family members and affiliates. The Registrant will therefore control NGT upon completion of the first stage. The second stage will occur upon the effective date of a registration statement on Form S-4 which registers the exchange of all of the remaining equity interests in NGT into approximately 513,000 shares of the authorized but unissued post-reverse split shares of the Registrant and further providing for the distribution of the 756,674 post-reverse split shares of the Registrant issued to NGT upon conversion of the Note to the shareholders of NGT immediately prior to the share exchange. The foregoing terms are subject to adjustment based upon the anticipated conversion of certain preferred stock of NGT into common stock and based upon certain anticipated oil and gas property acquisitions by NGT prior to the share exchange. It is anticipated that upon completion of the share exchange, the current shareholders of the Registrant will hold five percent of the total outstanding shares of Lyric and the shareholders of NGT will hold the remaining 95 percent.


     The share exchange remains conditional upon the completion of due diligence and final documentation therefor.

Competition

     The Registrant will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Registrant. In view of the Registrant's combined limited financial resources and limited management availability, the Registrant will continue to be at a significant competitive disadvantage compared to the Registrant's competitors.

Regulation and Taxation

     The Registrant could be subject to regulation under the Investment Company Act of 1940 in the event the Registrant obtains and continues to hold a minority interest in a number of entities. However, management intends to seek at most one or two mergers or acquisitions and management's plan of operation is based upon the Registrant obtaining a controlling interest in any merger or acquisition target company and, accordingly, the Registrant does not believe that it will become subject to regulation under the Investment Company Act of 1940. In order to avoid such regulation, the Registrant may be required to discontinue any prospective merger or acquisition of any company in which a controlling interest will not be obtained.

     Any securities which the Registrant acquires in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933 (the "1933 Act"). If the Registrant elected to resell such securities, such sale could not proceed unless a registration statement had been declared effective by the Securities and Exchange Commission or an exemption from registration was available. Section 4(1) of the 1933 Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale if various restrictions pertaining to such a sale are complied with. Although management's plan of operation does not contemplate resale of securities acquired, in the event such a sale were necessary, the Registrant would be required to comply with the provisions of the 1933 Act.

     As a condition to any merger or acquisition, it is possible target company management may request registration of the Registrant's shares to be received by target company shareholders. In such event, the Registrant could incur registration costs, and management intends to require the target company to bear most, if not all, of the cost of any such registration. If the Registrant does contribute toward the cost of such registration, its maximum contribution will be limited to the extent that proceeds from this offering are available for such contribution. Alternatively, the Registrant may issue "restricted securities" to any prospective target company, which securities may be subsequently registered for sale or sold in accordance with Rule 144 of the Securities Act of 1933.

     The Registrant intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Registrant and any target company.

     (d)  Employees.

     Registrant has one part-time, non-compensated employee, its President. Registrant's President devotes a modest amount of time to the Registrant's business. The Registrant utilizes the secretaries and bookkeepers employed by Stahl Petroleum Company. Stahl Petroleum Company is wholly-owned and controlled by G. E. Stahl, Registrant's President.


ITEM 2.   PROPERTIES

     (a)  Office Facilities.

     Registrant's offices are located at 1013 West 8th Avenue, Amarillo, Texas 79101, in space which Registrant shares with Stahl Petroleum Company. Stahl Petroleum Company is wholly-owned and controlled by G.E. Stahl. Registrant does not pay Stahl Petroleum Company for secretarial and accounting services, office rent, miscellaneous expenses or any other services or material.

ITEM 3.   LEGAL PROCEEDINGS

     (a) Registrant knows of no pending or threatened legal proceedings to which the Registrant is a party and no such proceedings are known to the Registrant to be contemplated by governmental authorities except the following:

          (i) On August 25, 1989, the Registrant was sued in United States District Court in Amarillo, Texas by an interstate pipeline company covering one oil and casinghead gas lease in Moore County, Texas in which Registrant had an interest, and upon which Registrant had drilled, completed and produced oil and casinghead gas from two oil wells. These two wells were operated by Registrant and were owned by certain participants together with Registrant. The interstate pipeline company claimed that Registrant produced gas belonging to the interstate pipeline company.

          At that time Registrant together with the other participants owned the oil and casinghead gas rights under the lease in question, and the interstate pipeline company owned the gas rights. Pursuant to the terms of the agreement concerning the rights and obligations of the parties, the matter was referred to binding arbitration. On June 16, 1993, the arbitrators found against the Registrant and the other owners who were participants in the project. Judgment was entered in the United States District Court in Amarillo, Texas and set forth the amount of damages for each of the participants in the project, but also provided that the Registrant, G. E. Stahl, President of Registrant, and L. K. Hayhurst, Vice-President, of Registrant were jointly and severally liable for the full amount of the judgment. The judgment was paid in full, but some of the participants, including the Registrant, did not pay their proportionate share, and as a consequence G. E. Stahl, President of Registrant, paid those amounts. On December 31, 1996, Mr. Stahl released the Registrant of all liability for contribution which Registrant might have had arising out of the judgment.

          (ii) On April 8, 1993, legal action was instituted in District Court of Potter County, Texas, by Crouch Petroleum Company against G. E. Stahl as an individual, Stahl Petroleum Company and the Registrant in an attempt to obtain reimbursement of legal expenditures incurred by Crouch Petroleum Company in an unrelated case that was filed by a third party in the District Court of Foard County, Texas. The Foard County litigation was settled between Registrant and plaintiff in that case. Registrant feels this current litigation is without merit and plans to vigorously defend against the claim.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS,

     During the period of time from the last filing made by Registrant and including the period of time covered by this annual report, the following matters were submitted to a vote of Registrant's shareholders:

     (a)  None.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS,

     (a)  Market Information.

     On rare occasions the Registrant's common stock is traded on the over-the-counter market and quotes for such common stock are reported in the National Quotation Bureau's "Pink Sheets." There is no established market for the Registrant's common stock.

     The following table sets forth the range of high and low bid quotations, as reported by National Quotation Bureau:


     Quarter Ended                 High           Low

     July 31, 1994                 None           None
     October 30, 1994              None           None
     January 31, 1995              None           None
     April 30, 1995                None           None

     July 31, 1995                 None           None
     October 30, 1995              None           None
     January 31, 1996              None           None
     April 30, 1996                None           None

     July 31, 1996                 None           None
     October 30, 1996              None           None
     January 31, 1997              $.035          $ 0

     The foregoing bid quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

     (b) Holders.

     The following table sets forth the approximate number of
security holders of record of Registrant's $0.01 par value common stock as of December 31, 1996.
                                             Number of
     Title of Class                          Record Holders


     $0.01 Par Value                             4,155
     Common stock

     (c)  Dividends.

     No cash dividends have been declared with respect to Registrant's $0.01 par value common stock since its inception, and it has no present intention to pay such dividends in the foreseeable future.


                                 PART III

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     (a)  Liquidity and Capital Resources.


     On April 30, 1996, the Registrant had cash on hand of $1,453. After the date of this report, the Registrant has entered into a Convertible Promissory Note pursuant to which $100,000 has been loaned to Registrant but is currently being held in escrow. Such funds will be taken out of escrow and paid to the Registrant upon the later to occur of (i) the Registrant becoming current on all reports required under Section 13 or 15(d) of the Exchange Act and (ii) the Registrant obtaining a waiver from Amarillo National Bank of the Bank's non-dilution rights contained in a settlement agreement with the Bank. See "Letter of Intent and Promissory Note" in Item 1(c). Pursuant to a letter of intent between the Registrant and the lender, the Registrant must use such funds for the payment of outstanding obligations in preparation for a share exchange with the lender. In the event the foregoing escrow release conditions do not occur before December 31, 1997, the funds in escrow will be repaid to the lender. Should this occur, the Registrant will have inadequate liquidity on its own to carry out its business plan and will have to rely on future advances from its President.

     (b)  Plan of Operation

     See "Plan of Operation" in Item 1(c).

ITEM 7.   FINANCIAL STATEMENTS AND SCHEDULES

     See Financial Statements beginning at Page F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

     N/A

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  Identification of Directors and Executive Officers.

     The following table sets forth the names and ages of all Directors and Executive Officers of the Registrant and all persons nominated or chosen to become a Director, indicating all positions and offices with the Registrant held by each such person, and the periods during which he has served as such:


                              Position Held With      Director
Name              Age            Registrant            Since

G. E. Stahl       70           President, Chief      May 1, 1980
                               Executive Officer
                               and Director

Mr. L.K. Hayhurst resigned as an officer and director December
15, 1996, and Mr. James Clements resigned as a director December
31, 1996. There was no disagreement with the Registrant over operations or policies by either director who resigned.

     Registrant's Directors hold office until the next annual meting of Registrant's shareholders. There is no arrangement or understanding between any Director or nominee for Director of the Registrant and any other person or persons pursuant to which such Director was or is to be selected as Director or nominee for Director. Registrant's Executive Officers hold office until the next annual meeting of Directors of the Registrant.

     (b)  Family Relationships.

     There are no family relationships between any Director or Executive Officer or person nominated or chosen by the Registrant to become a Director or Executive Officer.

     (c)  Business Experience.

     Following is a brief account of the business experience during the past five years of the Executive Officer of the
Registrant:

     G. E. "Skip" Stahl. Mr. Stahl has been the President, Chief Executive Officer and a Director of the Registrant since its organization. Mr. Stahl has been actively engaged as an independent oil and gas operator since 1960. He has been the President, a Director and controlling shareholder of Stahl Petroleum Company, Amarillo, Texas, an independent oil and gas operator, since 1960. Mr. Stahl previously was Chairman of the Board of Directors, Chief Executive Officer and Secretary of Advanced Monitoring Systems, Inc., a publicly held company engaged in pipeline monitoring. Mr. Stahl resigned as an officer and director of Advanced Monitoring Systems from September 10, 1992 to April 1, 1993, and then again on August 30, 1993. Since August 30, 1993, Mr. Stahl has not been associated with Advanced Monitoring Systems, Inc.

     (d)  Involvement in Certain Legal Proceedings.

     N/A.


ITEM 10.  MANAGEMENT'S COMPENSATION

     (a)  Current Remuneration.

     The following table sets forth all remuneration to the Registrant's Chief Executive Officer for services in all capacities to the Registrant during the fiscal year ended April
30, 1996:


                                   Long Term Compensation
Name
and                                      Securities
Prin-      Annual Compensation     Rest-   Under-      All
cipal                              ricted  lying       Other
Posi-               Bonus/ Compen- Stock   Options     Compen-
tion  Year  Salary  Other  sation  Awards /SARs  LTIP  sation
(a)   (b)    (c)     (d)    (e)     (f)    (g)    (h)   (i)

G.E.  1996  $ 0     $ 0    $ 0       0      0    $ 0   $  0
Stahl 1995  $ 0     $ 0    $ 0       0      0    $ 0   $  0
      1994  $ 0     $ 0    $ 0       0      0    $ 0   $  0


(1) No Directors of the Registrant receive fees for their attendance at meetings of the Registrant's Board of Directors. There are no other arrangements pursuant to which Registrant's Directors receive remuneration from Registrant for services as a Director or arrangements for remuneration upon termination of employment of Directors or Executive Officers Registrant has no options, warrants or any rights outstanding as of the date of this report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth the number of shares of the Registrant's $0.01 par value common stock owned by each person who, as of July 1, 1996, was known by the Registrant to own beneficially more than 5% of its common stock:

                              Amount and(1)
                              Nature of
     Name and Address of      Beneficial     Percent of(2)
     Beneficial Owner         Ownership        Class

     G. E. Stahl              3,577,402(3)     7.62%
     Box 2231
     Amarillo, TX 79105


     Wesley W. Masters        4,179,562(4)     8.90%
     Box 800
     Amarillo, TX 79105


     Amarillo National Bank   4,225,150        9.00%
     Amarillo, TX

     All officers and         3,577,402        7.62%
     directors as a group
     (4 persons)

(1) Named beneficial owners have sole voting and investment power over shares indicated in table.

(2) Based on 46,958,483 shares outstanding as of February 11, 1997.

(3)  Does not include 40,000 shares owned by Stahl Petroleum
     Company employees.

(4)  Includes 112,500 shares formerly owned by Centergas, Inc.,
     Mr. Masters was sole owner.

     (b)    Changes in Control.

     As of April 30, 1996, there were no arrangements known to the Registrant, including any pledge by any person of securities of the Registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the Registrant. As of March 10, 1997, the Registrant has entered into a Convertible Promissory Note, which upon conversion would result in a change of control. See "Letter of Intent and Promissory Note" in Item 1(c).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with Management and Others.

     No Director, Executive Officer or principal security holder of the Registrant, or any member of the immediate family of any of the foregoing persons, had any transaction, or series of similar transactions, since the beginning of the Registrant's last fiscal year, or any currently proposed transaction, or series of similar transactions, to which the Registrant or any of its subsidiaries was, or is to be a party, in which the amount involved exceeds $60,000 and in which any of such persons had, or will have, a direct or indirect material interest except as follows:

     On December 1, 1982 the Registrant loaned Mr. Masters, a former director, $7,551 pursuant to a note and bearing interest at 10% per annum. As of April 30, 1996, $17,681 was due to the Registrant under such note. Such amount was applied against an obligation of the Registrant to a trust controlled by Mr. Masters, which obligation was ultimately forgiven in January 1997.

     In 1983, the Registrant loaned Mr. Hayhurst a total of $8,874 pursuant to two notes bearing interest at 10% per annum. As of April 30, 1996, $12,752 was due on such notes. The Registrant forgave the obligations under those notes as of April 30, 1996 in consideration for Mr. Hayhurst's past services to the Registrant.

     As of April 30, 1996, Stahl Petroleum Company, over a period of time had loaned to Registrant $43,692.34, for Registrant's working capital and for Registrant to pay certain expenditures incurred in the Natural Gas Pipeline Company of America litigation described at Item 3(a)(i). That amount remains unpaid as of January 31, 1997.

     Registrant believes that the foregoing transactions were on terms as favorable as those which it could have obtained from unaffiliated parties.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     (a)  Documents Filed as Part of This Report.

          (1)  Financial Statements: (The following Financial
          Statements and Schedules are included in Part 111, Item
          8.)


  Independent Auditor's Report

          Balance Sheet - April 30, 1996

          Statements of Operations - Years ended April 30,
          1996 and 1995.

          Statements of Changes in Deficiency in Assets - Years ended April 30, 1996 and 1995.

          Statements of Cash Flows - Years ended April 30, 1996 and 1995.

          Notes to Financial Statements

          (2) Financial Statement Schedules:

          None

          (3) Exhibits

          3.   Articles of Incorporation as amended and Bylaws.

          10.1 Compromise and Settlement Agreement dated
               July 31, 1991 between the Registrant and Amarillo
               National Bank.

          10.2 Letter of Intent dated January 2, 1997 with
               Natural Gas Technologies, Inc., as amended by letter dated March 17, 1997.

          10.3 Restated Convertible Promissory Note dated
               February 4, 1997.

          10.4 Release of Judgment dated December 31, 1996.

          10.5 Termination of Agreement and Cancellation of Loan dated January 2, 1997.

     (b)  Reports on Form 8-K

          None


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              LYRIC ENERGY, INC.

Dated: April 8, 1997          By: /s/ G.E. Stahl
                                   G. E. Stahl, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Dated: April 8, 1997           By: /s/ G.E. Stahl
                                   G. E. Stahl, President, Chief
                                   Executive Officer and Director


                               LYRIC ENERGY, INC.

                              Financial Statements

                            April 30, 1996 and 1995

                  (with independent auditor's report thereon)




                         WILSON, HAAG & CO., P.C.
                       CERTIFIED PUBLIC ACCOUNTANTS
             418 S. POLK, P.O. BOX 590, AMARILLO, TEXAS 79105
                    (806) 372-3331   FAX (806) 372-3355


                       Independent Auditor's Report



The Board of Directors and Stockholders
Lyric Energy, Inc.:

We have audited the accompanying balance sheet of Lyric Energy, Inc. as of April 30, 1996, and the related statements of operations, changes in deficiency in assets and cash flows for the years ended April 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lyric Energy, Inc. as of April 30, 1996, and results of its operations and its cash flows for the years ended April 30, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 6 to the financial statements, the Company has been relatively inactive during the past two years due to a lack of operating assets and working capital and a significant deficiency in assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              /S/ Wilson, Haag & Co., P.C.
                                  WILSON, HAAG & CO., P.C.



January 10, 1997 (except for certain
  information in note 5 as to which
  the date is March 17, 1997)
Amarillo, Texas


                            LYRIC ENERGY, INC.

                              Balance Sheet

                              April 30, 1996



     Assets

Current asset - cash in bank                        $     1,453





    Liabilities and Deficiency in Assets

Current liabilities:
  Accounts payable, trade (including
    $48,811 due to related parties)                      65,860
  Judgement payable to a related party
    (note 2)                                            250,000
  Accrued interest payable to a related
    party (note 2)                                      119,258
  Advance from a related party (note 2)                  88,907


       Total current liabilities                        524,025

Deficiency in assets:
  Common stock - par value $.01 per share;
    authorized 250,000,000 shares; issued
    and outstanding 46,958,483 shares (note 5)          469,584
  Additional paid-in capital                          1,690,545
  Deficit                                            (2,682,701)


                                                       (522,572)


Commitment and contingency (notes 4 and 6)
                                                    $     1,453



See accompanying notes to financial statements.


                            LYRIC ENERGY, INC.

                         Statements of Operations

                    Years ended April 30, 1996 and 1995



                                               1996       1995


General and administrative expenses        $   (906)     (2,684)

Interest expense to related party            (8,891)     (8,891)

Net loss before income taxes                 (9,797)    (11,575)

Income taxes (note 3)                           -           -


       Net loss                            $ (9,797)    (11,575)



Net loss per common share (note 1)         $ (.0002)     (.0002)
















See accompanying notes to financial statements.


                            LYRIC ENERGY, INC.

               Statements of Changes in Deficiency in Assets

                    Years ended April 30, 1996 and 1995


                Common Stock

             Number            Additional
               of               Paid-In
             Shares   Amount    Capital     Deficit      Total

Balances
April
30,1994   46,958,483 $469,584  1,690,545  (2,661,329)  (501,200)

Net
loss           -         -         -         (11,575)   (11,575)

Balances
April
30, 1995  46,958,483 $469,584  1,690,545  (2,672,904)  (512,775)

Net loss       -         -         -          (9,797)    (9,797)

Balances
April
30, 1996  46,958,483 $469,584  1,690,545  (2,682,701)  (522,775)


See accompanying notes to financial statements.


                            LYRIC ENERGY, INC.

                         Statements of Cash Flows

                    Years ended April 30, 1996 and 1995


                       Increases (Decreases) in Cash

                                              1996         1995

Cash flows from operating activities:
  Cash paid to suppliers                    $   (67)     (3,134)
  Other                                       1,108       1,770


       Net cash provided by (used in)
         operating activities and net
         increase (decrease) in cash          1,041      (1,364)

Cash at beginning of year                       412       1,776


Cash at end of year                         $ 1,453         412





                      Reconciliation of Net Loss to
            Net Cash Provided by (Used in) Operating Activities

                                               1996        1995

Net loss                                   $ (9,797)    (11,575)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
    Net changes in the following:
      Accounts payable, trade                 1,947       1,320
      Accrued interest                        8,891       8,891


       Net cash provided by (used in)
         operating activities              $  1,041      (1,364)



See accompanying notes to financial statements.


                            LYRIC ENERGY, INC.

                       Notes to Financial Statements

                          April 30, 1996 and 1995



(1)  General and Summary of Significant Accounting Policies

     General

     Lyric Energy, Inc. is a publicly registered company formerly involved in the exploration and development of oil and gas reserves. The Company currently has no interests in any oil and gas properties and has been inactive during 1996 and 1995.

    Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Net Loss Per Common Share

     Net loss per common share was calculated by applying the treasury stock method using weighted average outstanding shares of 46,958,483.



(2)  Related Party Transactions

     Advance from a related party (ML&C Trust) consists of an unsecured 10% demand note payable of $88,907. ML&C Trust is controlled by a significant shareholder of the Company. Interest expense of $8,891 was incurred on this advance during 1996 and 1995. In January 1997, the Company received a release of its obligation to repay this advance including any interest which was accrued under the terms of the note.

     The Company had a $250,000 judgement payable to a related party (Dynamic Investing, Inc.) at April 30, 1996. Dynamic Investing, Inc is owned by the president of the Company. In December 1996, the Company received a release of the judgement from the related party at no cost to the Company.

(3) Income Taxes

     Income tax credits differ from the amounts computed by multiplying losses before income taxes by the applicable
     Federal income tax rates. The reasons for these differences and the tax effect of each are as follows:

                                              1996        1995

       "Expected" income tax credit        $ (3,300)     (3,900)
       Limitation on recognition of
         income tax benefits of current
         operating loss and tax credits       3,300       3,900


                                           $    -           -



     At April 30, 1996, the Company had investment tax credit carryforwards of approximately $26,000 available to offset current Federal income taxes in future years which, if unused, expire as follows: $15,000 in 1997; $6,000 in 1998; $4,000 in 1999; and $1,000 in 2001. The Company has a
     statutory depletion carryforward of approximately $219,000 which can be carried forward indefinitely. The Company has tax net operating loss carryforwards of approximately $2,714,000 which expire as follows: $140,000 in 2001;
     $201,000 in 2002; $239,000 in 2003; $257,000 in 2004;
     $354,000 in 2005; $305,000 in 2006; $840,000 in 2007;
     $220,000 in 2008; $79,000 in 2009 and $79,000 in 2010.
     These depletion and net operating loss carryforwards are available to offset future Federal taxable income. The deferred tax asset related to the above carryforwards has been reduced to zero by a valuation allowance of equal amount so that no tax benefits of any of these carry-forwards are reflected in the financial statements.


(4) Commitment

     In connection with a compromise and settlement agreement related to a bank debt forgiveness in July 1991, the Company agreed to issue additional common stock in the future as may be required to maintain the bank at an 8.9976% ownership interest.


(5) Subsequent Event

     On January 2, 1997, the Company entered into a Letter of Intent("LOI"), which was amended by subsequent negotiations and a supplemental letter dated March 17, 1997, with Natural Gas Technologies, Inc., a Texas corporation "NGT").
     Pursuant to the LOI, NGT loaned the Company $100,000 pursuant to a noninterest-bearing convertible note dated February 4, 1997, ("Note") and the loaned funds were placed in escrow. The loan will be converted into 203,041,517 common shares, which are all of the remaining authorized but unissued common shares of the Company, after the Company has filed all of the required reports pursuant to the Securities Exchange Act of 1934, as amended, and after the Company obtains a waiver from the bank of the non-dilution rights described in note 4. Upon such conversion, the loaned funds will be released from escrow and paid to the Company for use in satisfying all existing debts and encumbrances and to settle all claims against it. If the Note is not converted by December 31, 1997, the funds in escrow will be returned to NGT. The LOI further provides for a share exchange transaction whereby the shareholders of NGT would be issued additional shares in the Company such that these shareholders would own a total of 95 percent of the total issued and outstanding common shares of the Company and NGT would become a wholly-owned subsidiary of the Company. The share exchange will occur after the Company holds a shareholder meeting for the purpose of (i) approving a reverse split of the Company's common stock which will result in additional common shares being made available for issuance in the shares exchange; (ii) authorizing 10,000,000 shares of no par value preferred stock approximately 25,000 of which will designated for exchange with NGT preferred shareholders in the share exchange and the remaining 9,975,000 of which will be reserved for future issuance at the discretion of the Board of Directors; and (iii) approving certain other amendments to the Company's Articles of Incorporation. The share exchange remains conditional upon the completion of due diligence and final documentation.

(6) Going Concern

     The Company has been relatively inactive during the past two years due to a lack of operating assets and working capital and a significant deficiency in assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently searching for the acquisition of or merger with an operating company in order to carry on the business of the acquired company. The Company has signed a Letter of Intent to make such an acquisition (see note 5). The ability of the Company to continue as a going concern is dependent on the completion of such an acquisition. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.