Form 10QSB
period 1996-07-31
LYRIC ENERGY INC
filed 1997-04-09
CIK 319420

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 1996



[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 0-9800


                            LYRIC ENERGY, INC.
     (Exact name of small business issuer as specified in its Charter)


      Colorado                         75-1711324
  (State of Incorporation)          (I.R.S. Employer
                                   Identification Number)

               1013 West 8th Ave., Amarillo, Texas    79101
                 (Address of principal executive offices)

                              (806) 376-5088
             (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes.......   No...X....

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
46,958,483 shares of common stock as of April   , 1997.

Transitional Small Business Disclosure Format (check one);

Yes.......   No...X....

                Index to Quarterly Report on Form 10-QSB

                     PART I - FINANCIAL INFORMATION


                                                       Page
Item 1.   Financial Statements:

          Balance Sheet as of July 31, 1996 .. . .     3

          Statements of Operations for the
          Three-Month Periods ended July 31,
          1996 and 1995 .. . .. . .. . .. . .. . .     4

          Statements of Cash Flows for the
          Three-Month Periods ended July 31,
          1996 and 1995 .. . .. . .. . .. . .. . .     5

          Notes to Financial Statements.. . .. . .     6

Item 2.   Plan of Operation. .. . .. . .. . .. . .     8


                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. .. . .. . .. . .. . .     11

Item 2.   Changes in Securities . .. . .. . .. . .     11

Item 3.   Defaults Upon Senior Securities . .. . .     11

Item 4.   Submission Of Matters To A Vote Of
          Security Holders . .. . .. . .. . .. . .     11

Item 5.   Other Information. .. . .. . .. . .. . .     11

Item 6.   Exhibits And Reports on Form 8-K  .. . .     11

SIGNATURES. . .. . .. . .. . .. . .. . .. . .. . .     12


                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Lyric Energy, Inc.
Balance Sheet
(Unaudited)

                                             July 31, 1996

                                  ASSETS

Current asset - cash in bank                 $       54


                 LIABILITIES AND SHAREHOLDERS'  DEFICIENCY

Current liabilities:
  Accounts payable, trade
   (including $48,811 due
   to related parties)                        $   64,487
  Advance from a related party                    88,907
  Accrued interest payable to
   a related party                               121,481
  Judgment payable to related party              250,000

Total current liabilities                        524,875


Shareholders' deficiency:
  Common stock, $.01 par value,
   shares authorized, 250,000,000;
   issued and outstanding, 46,958,483            469,584
  Additional paid-in capital                   1,690,545
  Accumulated deficit                         (2,684,950)

Total shareholders' deficiency                (  524,821)

Total liabilities and
 shareholders' deficiency                   $         54


              See accompanying notes to financial statements.


Lyric Energy, Inc.
Statements of Operations
(Unaudited)

                                             Three-Month
                                             Periods Ended
                                             July 31,

                                           1996        1995

Revenues                                $    -      $     -

General and administrative expenses        (56)           -

Interest expense to related party       (2,223)       (2,223)

Other income                                30            -

Net loss before income taxes            (2,249)       (2,223)

Income taxes                                 -            -

    Net loss                          $ (2,249)     $ (2,223)

Weighted average shares
  outstanding                       46,958,483    46,958,483

Net loss per common share             $(.00005)     $(.00005)



             See accompanying notes to financial statements.


Lyric Energy, Inc.
Statements of Cash Flows
(Unaudited)


                                             Three-Month
                                             Periods Ended
                                             July 31,

                                           1996        1995

Net cash used in operating activities
  and net decrease in cash              $(1,399)      $[   ]

Cash at beginning of period               1,453         412

Cash at end of period                   $    54       $[   ]







              See accompanying notes to financial statements.

                            Lyric Energy, Inc.
                       Notes to Financial Statements


Note 1.  Basis of Presentation

     The unaudited financial statements and related notes to financial statements presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements were prepared in accordance with the accounting policies used in the preparation of the Company's audited financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 and should be read in conjunction with such financial statements and the notes thereto.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim periods presented have been made.

Note 2.  Going Concern

     The Company has been relatively inactive during the past two years due to a lack of operating assets and working capital and a significant deficiency in assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently searching for the acquisition of or merger with an operating company in order to carry on the business of the acquired company. The Company has signed a Letter of Intent to make such an acquisition (see Note
4). The ability of the Company to continue as a going concern is dependent on the completion of such an acquisition. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3.  Related Party Transactions

     Advance from a related party (ML&C Trust) consists of an unsecured 10% demand note payable of $88,907. ML&C Trust is controlled by a significant shareholder of the Company. Interest expense of $2,223 was incurred on this advance during the three-month periods ended July 31, 1996 and 1995. In January 1997, the Company received a release of its obligation to repay this advance including any interest which was accrued under the terms of the note.

     The Company had a $250,000 judgment payable to a related party (Dynamic Investing, Inc.) at July 31, 1996. Dynamic Investing, Inc. is owned by the president of the Company. In December 1996, the Company received a release of the judgment from the related party at no cost to the Company.

Note 4.  Subsequent Event

     Effective November 1, 1996, the Company returned to the development stage in accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, with its planned principal activities consisting of the evaluation, structure and completion of a merger with or acquisition of a privately owned corporation.

     On January 2, 1997, the Company entered into a Letter of Intent ("LOI"), which was amended by subsequent negotiations and a supplemental letter dated March 17, 1997, with Natural Gas Technologies, Inc., a Texas corporation ("NGT"). Pursuant to the LOI, NGT loaned the Company $100,000 pursuant to a noninterest-bearing convertible note dated February 4, 1997 ("Note"), and the loaned funds were placed in escrow. The loan will be converted into 203,041,517 common shares, which are all of the remaining authorized but unissued common shares of the Company, after the Company has filed all of the required reports pursuant to the Securities Exchange Act of 1934, as amended, and after the Company obtains a waiver from the bank of the Company's commitment in connection with a compromise and settlement agreement related to a bank debt forgiveness in July 1991 to issue additional common stock in the future as may be required to maintain the bank at an 8.9976% ownership interest. Upon such conversion, the loaned funds will be released from escrow and paid to the Company for use in satisfying all existing debts and encumbrances and to settle all claims against it. If the Note is not converted by December 31, 1997, the funds in escrow will be returned to NGT. The LOI further provides for a share exchange transaction whereby the shareholders of NGT would be issued additional shares in the Company such that these shareholders would own a total of 95 percent of the total issued and outstanding common shares of the Company and NGT would become a wholly-owned subsidiary of the Company. The share exchange will occur after the Company holds a shareholder meeting for the purpose of (i) approving a reverse split of the Company's common stock which will result in additional common shares being made available for issuance in the shares exchange; (ii) authorizing 10,000,000 shares of no par value preferred stock approximately 25,000 of which will be designed for exchange with NGT preferred shareholders in the share exchange and the remaining 9,975,000 of which will be reserved for future issuance at the discretion of the Board of Directors; and (iii) approving certain other amendments to the Company's Articles of Incorporation. The share exchange remains conditional upon the completion of due diligence and final documentation.

Item 2.  Plan of Operation.

     The Company is currently searching for an operating company to acquire in order to carry on the business of the acquired company. The Company has only engaged in preliminary efforts in attempting to identify possible merger or acquisition candidates; however, effective January 2, 1997, as amended March 17, 1997, the Company has entered into a letter of intent with Natural Gas Technologies, Inc. See "Letter of Intent and Promissory Note." The Company has insufficient capital with which to provide merger or acquisition candidates with substantial cash or other assets, regardless, management believes that the Company offers potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

     Management contemplates that the Company will seek to merge with or acquire a company with assets or earnings, or both. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger acquisition of the target company. Moreover, management may identify and acquire a target company which is generating losses if it believes that the prospects of the target company merit the risks involved.

     The Company has very limited liquidity and in fact in the absence of being able to borrow money from its Chairman of the Board of Directors or some other source, it will not be able to continue operations. In recent history, the Company's sole source of liquidity was in fact from loans of cash or services provided to it by its Chairman. The Company does not plan on hiring third party consultants to perform due diligence or market research relative to availability of target companies but instead plans on relying on its own judgment in determining the viability of the merger and acquisition market and any target candidates which may be made available to it. The Company's sole employee is its Chairman and Chief Executive Officer and it is expected this shall remain true until such time as the Company completes an acquisition of a target operating company or a business of another company by way of a merger transaction. As a result of the Company's lack of cash, its only available form of acquisition "capital" is its stock.

Letter of Intent and Promissory Note

     On January 2, 1997, the Company entered into a Letter of Intent with Natural Gas Technologies, Inc. ("NGT"), a Texas corporation engaged in the exploration, development and production of oil and gas properties. The Letter of Intent was amended March 17, 1997. Pursuant to the Letter of Intent, NGT loaned the Company $100,000 pursuant to a non-interest bearing Convertible Promissory Note (the "Note"). The Note automatically converts into 203,041,517 shares of the Company upon the later to occur of (i) the Company becoming current on all reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and (ii) the Company obtaining a waiver from Amarillo National Bank of the Bank's non-dilution rights contained in the July 31, 1991 agreement with the Bank.
If the Note does not convert prior to December 31, 1997, the funds in escrow will be repaid to NGT. Upon conversion of the Note, the Company has agreed to fill two vacancies on the Board of Directors with two directors nominated by NGT.

     The Letter of Intent further provides for a special meeting of the shareholders of the Company to approve the following matters: (i) a 268.3342 shares for one share reverse split of the Company's common stock; (ii) a name change of the Company to Natural Gas Technologies, Inc.; (iii) amendments to the Company's articles of incorporation to eliminate the liability of officers and directors in certain circumstances and to reduce the shareholder voting requirements for certain significant corporate actions; and (iv) the authorization of 10,000,000 shares of no par value preferred stock which will be reserved for future issuance in the discretion of the Board of Directors. Assuming approval of the foregoing matters, the current shareholders of the Company will upon conversion of the Note hold 175,000 shares and NGT will hold 756,674 shares on a post-reverse split basis. The special meeting will be held as soon as practicable after the conversion of the Note, and all costs associated with the meeting, including the preparation and mailing of the information statements and notices will be borne by NGT.

     The Letter of Intent further contemplates a share exchange between NGT and Lyric. The share exchange is intended to take place in two stages. The first stage will occur immediately after shareholder approval of the matters specified above and will consist of the exchange of approximately 2,055,000 shares of the authorized but unissued post-reverse split shares of the Company for approximately eighty percent of the equity interests in NGT, which interests are held by certain officers, directors and their family members and affiliates. The Company will therefore control NGT upon completion of the first stage. The second stage will occur upon the effective date of a registration statement on Form S-4 which registers the exchange of all of the remaining equity interests in NGT into approximately 513,000 shares of the authorized but unissued post-reverse split shares of the Company and further providing for the distribution of the 756,674 post-reverse split shares of the Company issued to NGT upon conversion of the Note to the shareholders of NGT immediately prior to the share exchange. The foregoing terms are subject to adjustment based upon the anticipated conversion of certain preferred stock of NGT into common stock and based upon certain anticipated oil and gas property acquisitions by NGT prior to the share exchange. It is anticipated that upon completion of the share exchange, the current shareholders of the Company will hold five percent of the total outstanding shares of Lyric and the shareholders of NGT will hold the remaining 95 percent.

     The share exchange remains conditional upon the completion of due diligence and final documentation therefor.

Liquidity and Capital Resources

     On July 31, 1996, the Company had cash on hand of $54. At the date of this report, the Company has entered into a Convertible Promissory Note pursuant to which $100,000 has been loaned to Company but is currently being held in escrow. Such funds will be taken out of escrow and paid to the Company upon the later to occur of (i) the Company becoming current on all reports required under Section 13 or 15(d) of the Exchange Act and (ii) the Company obtaining a waiver from Amarillo National Bank of the Bank's non-dilution rights contained in a settlement agreement with the Bank. See Note 4 of the Notes to Financial Statements presented herein. Pursuant to a letter of intent between the Company and the lender, the Company must use such funds for the payment of outstanding obligations in preparation for a share exchange with the lender. In the event the foregoing escrow release conditions do not occur before December 31, 1997, the funds in escrow will be repaid to the lender. Should this occur, the Company will have inadequate liquidity on its own to carry out its business plan and will have to rely on future advances from its President and Sole Director.

     Except for historical information contained herein, statements in this discussion are forward looking statements. Forward looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecast results.


                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          See the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.        Other Information

          None.

Item 6.   Exhibits And Reports On Form 8-K

          (a)  Exhibits

          Exhibit No.    Description

             3. Articles of Incorporation as amended and Bylaws (see Note)

           10.1          Compromise and Settlement Agreement
                         dated July 31, 1991 between the
                         Registrant and Amarillo National Bank
                         (see Note)

           10.2          Letter of Intent dated January 2, 1997
                         with Natural Gas Technologies, Inc., as
                         amended by letter dated March 17, 1997
                         (see Note)

           10.3          Restated Convertible Promissory Note
                         dated February 4, 1997 (see Note)

           10.4          Release of Judgment dated December 31,
                         1996 (see Note)

           10.5          Termination of Agreement and
                         Cancellation of Loan dated January 2,
                         1997 (see Note)

           27.1          Financial Data Schedule

          Note to Exhibits

          Incorporated by reference to exhibits included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996.

          (b)  Reports On Form 8-K

          There were no reports on Form 8-K filed during the quarter for which this report is filed.


                                SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LYRIC ENERGY, INC.



Date:  April 9, 1997               By: /s/ G.E. Stahl
                                   G.E. Stahl, President and
                                   Chief Executive Officer