Form 10QSB
period 1996-10-31
LYRIC ENERGY INC
filed 1997-04-09
CIK 319420

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549


                                FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 31, 1996



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

                     PART I - FINANCIAL INFORMATION


                                                  Page
Item 1.   Financial Statements:

          Balance Sheet as of October
           31, 1996.. . .. . .. . .. . .. . .     3

          Statements of Operations for the
          Three-Month and Six-Month Periods
          Periods ended October 31, 1996
          and 1995 .. . .. . .. . .. . .. . .     4

          Statements of Cash Flows for the
          Six-Month Periods ended October
          31, 1996 and 1995. .. . .. . .. . .     5

          Notes to Financial Statements.. . .     6

Item 2.   Plan of Operation. .. . .. . .. . .     8

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. .. . .. . .. . .     11

Item 2.   Changes in Securities . .. . .. . .     11

Item 3.   Defaults Upon Senior Securities . .     11

Item 4.   Submission Of Matters To A Vote
          Of Security Holders.. . .. . .. . .     11

Item 5.   Other Information. .. . .. . .. . .     11

Item 6.   Exhibits And Reports on
          Form 8-K. . . . . . . . . . . . .       11

SIGNATURES. . .. . .. . .. . .. . .. . .. . .     13


                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Lyric Energy, Inc.
                               Balance Sheet
                                (Unaudited)


                                  ASSETS
                                                  October 31,
                                                  1996

Current asset - cash in bank                      $       23


                 LIABILITIES AND SHAREHOLDERS'  DEFICIENCY

Current liabilities:
  Accounts payable, trade
   (including $48,811 due
   to related parties)                            $   64,487
  Advance from a related party                        88,907
  Accrued interest payable to
   a related party                                   123,704
  Judgment payable to related party                  250,000

Total current liabilities                         $  527,098

Shareholders' deficiency:
  Common stock, $.01 par value,
   shares authorized, 250,000,000;
   issued and outstanding, 46,958,483                469,584
  Additional paid-in capital                       1,690,545
  Accumulated deficit                             (2,687,204)

Total shareholders' deficiency                    (  527,075)

Total liabilities and
 shareholders' deficiency                         $       23


              See accompanying notes to financial statements.

                            Lyric Energy, Inc.
                         Statements of Operations
                                (Unaudited)


                           Three-Month           Nine-Month
                           Periods Ended        Periods Ended
                           October 31,           October 31,

                         1996      1995      1996      1995

Revenues               $    -     $   -     $   -     $   -

General and
 administrative
 expenses                 (45)        -       101         -

Interest expense to
 related party         (2,223)    (2,223)   (4,446)    (4,446)

Other income               14         -         44        -

Net loss before
 income taxes          (2,254)    (2,223)   (4,503)    (4,446)

Income taxes                -         -         -         -

  Net loss         $   (2,254) $  (2,223) $ (4,503)  $ (4,446)

Weighted
 average shares
 outstanding       46,958,483 46,958,483 46,958,483 46,958,483

Net loss per
 common share      $  (.00005) $ (.00005) $  (.0001) $  (.0001)



             See accompanying notes to financial statements.

                             Lyric Energy, Inc.
                         Statements of Cash Flows
                                (Unaudited)



                                            Six-Month
                                            Periods Ended
                                            October 31,

                                          1996       1995

Net cash used in operating
 activities and net decrease
 in cash                               $(1,430)    $[   ]

Cash at beginning of period              1,453       412

Cash at end of period                  $    23     $[   ]




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

Note 3.  Related Party Transactions

     Advance from a related party (ML&C Trust) consists of an unsecured 10% demand note payable of $88,907. ML&C Trust is controlled by a significant shareholder of the Company. Interest expense of $2,223 and $4,446 was incurred on this advance during both three-month periods and both six-month periods ended October 31, 1996 and 1995, respectively. In January 1997, the Company received a release of its obligation to repay this advance including any interest which was accrued under the terms of the note.

     The Company had a $250,000 judgment payable to a related party (Dynamic Investing, Inc.) at October 31, 1996. Dynamic Investing, Inc. is owned by the president of the Company. In December 1996, the Company received a release of the judgment from the related party at no cost to the Company.

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

Liquidity and Capital Resources

     On October 31, 1996, the Company had cash on hand of $23.
At the date of this report, the Company has entered into a Convertible Promissory Note pursuant to which $100,000 has been loaned to Company but is currently being held in escrow. Such funds will be taken out of escrow and paid to the Company upon the later to occur of (i) the Company becoming current on all reports required under Section 13 or 15(d) of the Exchange Act and (ii) the Company obtaining a waiver from Amarillo National Bank of the Bank's non-dilution rights contained in a settlement agreement with the Bank. See Note 4 of the Notes to Financial Statements presented herein. Pursuant to a letter of intent between the Company and the lender, the Company must use such funds for the payment of outstanding obligations in preparation for a share exchange with the lender. In the event the foregoing escrow release conditions do not occur before December 31, 1997, the funds in escrow will be repaid to the lender. Should this occur, the Company will have inadequate liquidity on its own to carry out its business plan and will have to rely on future advances from its President and Sole Director.

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


                                SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LYRIC ENERGY, INC.



Date:  April 9, 1997               By: /s/ G.E. Stahl
                                   G.E. Stahl, President and
                                   Chief Executive Officer