Form 10QSB
period 1997-01-31
LYRIC ENERGY INC
filed 1997-04-09
CIK 319420

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1997



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

Yes.......   No...X....
                Index to Quarterly Report on Form 10-QSB

                     PART I - FINANCIAL INFORMATION


                                                       Page
Item 1.   Financial Statements:

          Balance Sheet as of January 31, 1997 . .. . .  3

          Statements of Operations for the Three-Month
          and Nine-Month Periods ended January 31,
          1997 and 1996 .. . .. . .. . .. . .. . .. . .  4

          Statements of Cash Flows for the Nine-Month
          Periods ended January 31, 1997 and 1996 . . .  5

          Notes to Financial Statements.. . .. . .. . .  6

Item 2.   Plan of Operation. .. . .. . .. . .. . .. . .  8


                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. .. . .. . .. . .. . .. . . 11

Item 2.   Changes in Securities . .. . .. . .. . .. . . 11

Item 3.   Defaults Upon Senior Securities . .. . .. . . 11

Item 4.   Submission Of Matters To A Vote Of Security
          Holders. .. . .. . .. . .. . .. . .. . .. . . 11

Item 5.   Other Information. .. . .. . .. . .. . .. . . 11

Item 6.   Exhibits And Reports on Form 8-K. .. . .. . . 11

SIGNATURES. . .. . .. . .. . .. . .. . .. . .. . .. . . 13

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Lyric Energy, Inc.
                     (A Development Stage Enterprise)
                               Balance Sheet
                                (Unaudited)


                                                  January 31,
                                                     1997

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities - accounts payable, trade
  (including $48,811 due to related parties)      $   64,521

Shareholders' deficiency:
  Common stock, $.01 par value, shares
   authorized, 250,000,000; issued and
   outstanding, 46,958,483                            469,584
  Additional paid-in capital                        1,690,545
  Accumulated deficit (net of $462,554 of
   earnings during the development stage)          (2,224,650)
   Total shareholders' deficiency                  (   64,521)

   Total liabilities and shareholders'
    deficiency                                    $         -


              See accompanying notes to financial statements.


                             Lyric Energy, Inc.
                     (A Development Stage Enterprise)
                         Statements of Operations
                                (Unaudited)

                Three-Month      Nine-Month    November 1, 1996
                Periods Ended    Periods Ended  (Inception)
                January 31,      January 31,      Through
                                                  January
                 1997    1996    1997   1996      31, 1997


Revenues       $  -    $   -    $   -   $  -      $   -
General and
 administrative
 expenses       (57)       -     (158)     -         (57)
Other income      -        -       44      -          -
Interest expense
 to related
 party       (1,482)  (2,223)  (5,928) (6,669)     (1,482)

Net loss before
 income taxes
 and extra-
 ordinary
 items       (1,539)  (2,223)  (6,042) (6,669)     (1,539)
Income taxes      -       -         -      -           -
Net loss before
 extra-
 ordinary
 items       (1,539)  (2,223)  (6,042) (6,669)     (1,539)

Extraordinary
 items (Note 3):
  Forgiveness of
   judgment pay-
   able to
   related
   party,
   net of
   income
   taxes
   of $-    250,000       -   250,000      -       250,000
  Forgive-
   ness of
   advance pay-
   able
   to
   related
   party
   and
   related
   accrued
   interest,
   net of
   income
   taxes
   of $-    214,093      -    214,093     -        214,093

   Net earnings
   (loss) $ 462,554 $(2,223)  458,051  $(6,669)   $462,554

Weighted
 average
 shares
 outstan-
 ding  46,958,483  46,958,483  46,958,483 46,958,483 46,958,483

Net loss per
 share before
 extra-
 ordinary
 items $ (.00003) $ (.00005) $  (.0001) $ (.0001)  (.00003)
Net earnings
 per share
 from
 extra-
 ordinary
 items       .01         -        .01         -       .01

Net earnings
 (loss)
 per
 common
 share  $    .01 $  (.00005) $    .01   $ (.0001)   $ .01



             See accompanying notes to financial statements.

                             Lyric Energy, Inc.
                     (A Development Stage Enterprise)
                         Statements of Cash Flows
                                (Unaudited)


                                             November 1, 1996
                         Nine-Month          (Inception)
                         Periods Ended         Through
                         January 31,           January 31, 1997

                         1997      1996

Net cash used in
 operating activities
 and net decrease
 in cash              $(1,453)   $[     ]        $(23)

Cash at beginning
 of period              1,453       412            23

Cash at end of
 period               $     -    $[     ]        $  -



                 Schedule of Noncash Financing Activities

Forgiveness of advance
 payable to related
 party                $88,907    $     -     $ 88,907



              See accompanying notes to financial statements.


                         Lyric Energy, Inc.
                     (A Development Stage Enterprise)
                       Notes to Financial Statements


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

Note 3.  Related Party Transactions

     As of December 31, 1996, the Company was obligated to repay an advance from a related party (ML&C Trust) consists of an unsecured 10% demand note payable of $88,907. ML&C Trust is controlled by a significant shareholder of the Company. Interest expense of $1,482, $2,223, $5,928 and $6,669 was incurred on this advance during the three-month periods ended January 31, 1997 and 1996 and nine-month periods ended January 31, 1997 and 1996, respectively. In January 1997, the Company received a release of its obligation to repay this advance including any interest which was accrued under the terms of the note.

     The Company had a $250,000 judgment payable to a related party (Dynamic Investing, Inc.) at November 30, 1996. The underlying judgment occurred in 1993. Dynamic Investing, Inc. is owned by the president of the Company. In December 1996, the Company received a release of the judgment from the related party at no cost to the Company.

Note 4  Letter of Intent and Promissory Note

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

Liquidity and Capital Resources

     On January 31, 1997, the Company had no cash on hand. At the date of this report, the Company has entered into a Convertible Promissory Note pursuant to which $100,000 has been loaned to Company but is currently being held in escrow. Such funds will be taken out of escrow and paid to the Company upon the later to occur of (i) the Company becoming current on all reports required under Section 13 or 15(d) of the Exchange Act and (ii) the Company obtaining a waiver from Amarillo National Bank of the Bank's non-dilution rights contained in a settlement agreement with the Bank. See Note 4 of the Notes to Financial Statements presented herein. Pursuant to a letter of intent between the Company and the lender, the Company must use such funds for the payment of outstanding obligations in preparation for a share exchange with the lender. In the event the foregoing escrow release conditions do not occur before December 31, 1997, the funds in escrow will be repaid to the lender. Should this occur, the Company will have inadequate liquidity on its own to carry out its business plan and will have to rely on future advances from its President and Sole Director.

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

            3. Articles of Incorporation as amended and Bylaws (see Note)

           10.1          Compromise and Settlement Agreement
                         dated July 31, 1991 between the
                         Registrant and Amarillo National Bank
                         (see Note)

           10.2          Letter of Intent dated January 2, 1997
                         with Natural Gas Technologies, Inc., as
                         amended by letter dated March 17, 1997


           10.3          Restated Convertible Promissory Note
                         dated February 4, 1997 (see Note)

           10.4          Release of Judgment dated December 31,
                         1997 (see Note)

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


                             LYRIC ENERGY, INC.


Date:  April 9, 1997         By: /s/ G.E. Stahl
                                   G.E. Stahl, President and
                                   Chief Executive Officer


                               Exhibit 10.2

                      Natural Gas Technologies, Inc.
                              231 Pine Street
                                Suite 106A
                           Abilene, Texas 79601


                              January 2, 1997


Lyric Energy, Inc.
c/o Stahl Petroleum Company
1013 West Eighth Avenue
Amarillo, Texas 79101


Gentlemen:

     This letter agreement contains an outline of the terms of a proposed loan and subsequent share exchange between Natural Gas
Technologies, Inc., a Texas corporation ("NGT") and Lyric Energy,
Inc., a Colorado corporation ("Lyric").

     1.   Lyric is a Colorado corporation in good standing.
Lyric has a total of 250,000,000 authorized shares of $.01 par value common stock ("Common Stock") and has no other authorized class of equity securities. 46,533,333 of such shares are presently issued and outstanding. The remaining 203,466,667 shares are authorized and unissued, and there are no restrictions or limitations on the ability of Lyric to issue such shares, other than those which might be imposed by Colorado law. Lyric is a reporting company under the Securities Exchange Act of 1934, as amended (the "Act"), but is delinquent in the filing of periodic reports required under the Act. G.E. Stahl is the sole director of Lyric.

     2. Upon completion of its review of the books and records of Lyric pursuant to paragraph 9 hereof, NGT shall loan to Lyric $100,000 (the "Loan") pursuant to a convertible note (the "Note"). These funds shall be used to fully discharge the liabilities of Lyric existing and disclosed to NGT on the date hereof.

     3. The Note shall bear interest at ten percent per annum, with all principal and interest due December 31, 1997. The Note shall automatically convert to 203,466,667 shares of Common Stock upon a merger or share exchange of NGT and Lyric and upon such conversion all principal and interest obligations under the Note shall be discharged. The Note shall be secured by the 203,466,667 shares of Common Stock presently authorized but unissued.

     4. The Note shall provide that for so long as the Note is outstanding, NGT shall have the right to appoint a majority of the directors of Lyric. In order to effectuate the foregoing, G.E. Stahl as sole director of Lyric shall agree to expand the Board of Directors of Lyric to three directors and to appoint Brent Wagman and one other nominee of NGT's choice to the expanded Board. Mr. Stahl shall further agree for so long as the
Note is outstanding to vote all of his shares of Common Stock in favor of NGT's two nominees to the Board of Directors at any meeting of Lyric shareholders at which directors are elected.

     5. Lyric shall use its best efforts to complete all required filings under the Act and to fully respond to any comments of the staff of the Securities and Exchange Commission (the "SEC") concerning such filings prior to February 28, 1997. NGT shall reimburse Lyric for the costs of such filings, including reasonable attorneys' and accountants' fees, up to a maximum of $25,000. The attorneys and accountants retained for work in connection with these filings shall be subject to the approval of NGT.

     6. Upon completion of such filings and acceptance thereof by the SEC, Lyric and NGT shall complete a share exchange whereby all of the outstanding shares of NGT common stock are exchanged for a sufficient number of Lyric shares (the "Exchange Shares") so that upon completion of the share exchange, and conversion of the Note thereupon, NGT or its shareholders shall own 95 percent of the outstanding shares of Lyric (the "Share Exchange"). NGT shall upon such Share Exchange be a wholly-owned subsidiary of Lyric. It is understood by Lyric and NGT that the Exchange Shares may not be issued until Lyric obtains the approval of its shareholders for either an increase in the authorized capitalization of Lyric or a reverse stock split.

     7. Upon completion of the Share Exchange, Lyric shall use its best efforts to secure shareholder approval for a 265.90476 shares for 1 share reverse stock split which shall provide that the number of authorized shares of Common Stock will remain at 250,000,000, and Lyric shall prepare an information statement pursuant to Section 14(c) of the Act and respond to any comments of the SEC thereto. In the event that the shareholder approval necessary to issue the Exchange Shares is not obtained prior to December 31, 1998, the right of NGT shareholders to receive the Exchange Shares shall be forfeited.

     8. Upon execution hereof, NGT will deposit $10,000 (the "Deposit") in escrow with Ronald D. Nickum, Esq., 313 West 15th Avenue, Amarillo, Texas 79101, with instructions that upon execution by Lyric and NGT of the Note and any other documents reasonably required by NGT in connection with the Loan, such amount shall be paid to Lyric and shall be applied towards the $100,000 to be loaned to Lyric by NGT. In the event that NGT elects not to make the Loan pursuant to paragraph 9 hereof, the Deposit shall be returned to NGT.

     9. NGT shall have the right to review all of the books and records of Lyric, and NGT's obligation to proceed with the Loan and the Share Exchange shall be contingent upon (i) NGT's receipt of resolutions of the Board of Directors of Lyric authorizing the transactions contemplated herein; (ii) NGT's determination that there are no liens, lawsuits or liabilities that will not be discharged, released or dismissed after the Loan; (iii) NGT's determination that the financial records of Lyric are in a condition to be audited without undue expense; and (iv) NGT's reasonable satisfaction with all other aspects of Lyrics books, records and business.

     10. For a period of one year after the consummation of the Share Exchange, NGT agrees that it shall not cause Lyric to issue any additional shares of Common Stock without receipt of adequate consideration therefor.

     If the foregoing terms are agreeable, please indicate your acceptance by signing and returning to NGT the enclosed copy of this letter agreement.

                              Very truly yours,

                              NATURAL GAS TECHNOLOGIES, INC.


                              By: /s/ Brent A. Wagman
                                  Brent A. Wagman, President

Agreed and accepted this
2nd day of January, 1997.

LYRIC ENERGY, INC.


By: /s/ G.E. Stahl
     G.E. Stahl, President

Agreed and accepted this 2nd
day of January, 1997 as to the
provisions of paragraph 4 as
they relate to G.E. Stahl,
individually and as sole director
of Lyric.


/s/ G.E. Stahl
G.E. Stahl, individually and
as sole director of Lyric
                      Natural Gas Technologies, Inc.
                              231 Pine Street
                                Suite 106A
                           Abilene, Texas 79601

                              March 17, 1997

Lyric Energy, Inc.
c/o Stahl Petroleum Company
1013 West Eighth Avenue
Amarillo, Texas 79101


Gentlemen:

     This letter agreement supplements our earlier agreement dated January 2, 1997 (the "January 2 Agreement"). All capitalized terms not defined herein have the same meaning as in the January 2 Agreement.

     1. As a result of certain non-dilution rights granted to Amarillo National Bank (the "Bank"), Lyric issued an additional 425,150 shares of Common Stock to the Bank in February 1997. Accordingly, 46,958,483 shares of Common Stock are currently outstanding and 203,041,517 shares of Common Stock are currently authorized but unissued.

     2. Lyric and NGT shall immediately commence the preparation of an information statement at NGT's expense to be used in connection with a special meeting of Lyric stockholders to approve (i) a 268.3342 share for one share reverse stock split; (ii) a name change to Natural Gas Technologies, Inc.;
(iii) amendments to Lyric's articles of incorporation to eliminate the liability of officers and directors and to reduce the voting requirements for certain significant corporate actions; and (iv) the authorization of 10,000,000 shares of no par value preferred stock which will be reserved for future issuance in the discretion of the Board of Directors. Lyric and NGT shall use their best efforts to complete the information statement and obtain SEC approval of the same so as to allow the special meeting of stockholders to occur in May 1997.

     3. The Note, which was entered into on or about February 4, 1997, shall be amended and restated (i) to indicate that the Note will be convertible into 203,041,517 shares; (ii) to provide that conversion shall occur upon the later to occur of Lyric becoming current on its periodic reports required under the Securities Exchange Act of 1934, as amended (the "'34 Act"), and the receipt by Lyric of a waiver by the Bank of its non-dilution rights; and (iii) to delete the provisions of Section 9.6 and provide instead that the vacancies created by the resignations of L.K. Hayhurst and Jim Clements from Lyric's board of directors shall be filled upon conversion of the Note by two directors selected by NGT. NGT and Lyric shall use their best efforts to complete and file as soon as practicable the periodic reports required to bring Lyric current under the '34 Act and thereafter Lyric shall use its best efforts to obtain the above-referenced waiver from the Bank as soon as practicable.

     4. The Share Exchange shall occur in two stages. The first stage shall occur immediately after stockholder approval of the matters set forth in paragraph 2 above and shall consist of the exchange of approximately 2,055,000 shares of Lyric Common Stock (post-reverse split) for approximately eighty percent of the equity interests, which interests are held by certain NGT officers, directors and their family members and affiliates.
Upon the completion of the first stage, Lyric will own approximately eighty percent of all of the issued and outstanding shares of NGT and shall thereafter consolidate the financial statements of NGT with its own financial statements. The second stage shall occur upon the effective date of an S-4 registration statement registering the exchange of all of the remaining equity interests of NGT into 513,000 shares of Lyric Common Stock (post-reverse split) and providing for the distribution of the 756,674 post-reverse split shares issued to NGT upon conversion of the Note to the shareholders of NGT immediately prior to the Share Exchange. The foregoing terms are subject to adjustment based upon the anticipated conversion of certain preferred stock of NGT and based upon certain anticipated oil and gas property acquisitions by NGT prior to the Share Exchange. Notwithstanding the foregoing, the current Lyric shareholders shall hold five percent of the Common Stock at the conclusion of the Share Exchange.

     5. The consummation of the Share Exchange shall be conditioned upon the completion of due diligence and final documentation therefor.

     6. Except as modified hereby, the January 2 Agreement shall remain in full force and effect.

     If the foregoing terms are agreeable, please indicate your acceptance by signing and returning to NGT the enclosed copy of this letter agreement.

                              Very truly yours,

                              NATURAL GAS TECHNOLOGIES, INC.

                              By: /s/ Brent A. Wagman
                                   Brent A. Wagman, President

Agreed and accepted this
18th day of March, 1997.

LYRIC ENERGY, INC.


By:  /s/ G.E. Stahl
     G.E. Stahl, President