Form 10QSB/A
period 1997-01-31
LYRIC ENERGY INC
filed 1997-07-07
CIK 319420

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                          FORM 10-QSB/A

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 250,000,000 shares of common stock as of June 30, 1997.

Transitional Small Business Disclosure Format (check one);

Yes.......   No...X....



THIS AMENDMENT ON FORM 10-QSB/A TO THE REGISTRANT'S FORM 10-QSB FOR THE QUARTER ENDED JANUARY 31, 1997 IS BEING FILED TO CORRECTLY STATE THE FORGIVENESS OF JUDGMENT PAYABLE TO RELATED PARTY AND FORGIVENESS OF ADVANCE PAYABLE TO RELATED PARTY AS CAPITAL CONTRIBUTIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JANUARY 31, 1997. ALL OTHER INFORMATION CONTAINED IN PARTS I AND II OF THE ORIGINAL FORM 10-QSB FILED ON APRIL 9, 1997 IS UNCHANGED.

            Index to Quarterly Report on Form 10Q-SB

                 PART I - FINANCIAL INFORMATION

                                                             Page
 Item 1.Financial Statements:

     Balance Sheet as of January 31, 1997. . . . . . . . . . . .3

     Statements of Operations for the Three-Month and Nine-Month
     Periods ended January 31, 1997 and 1996 . . . . . . . . . .4

     Statements of Cash Flows for the Nine-Month Periods
      endedJanuary 31, 1997 and 1996 . . . . . . . . . . . . . .5

     Notes to Financial Statements . . . . . . . . . . . . . . .6

 Item 2.Plan of Operation. . . . . . . . . . . . . . . . . . . .8

                  PART II - OTHER INFORMATION

 Item 1.Legal Proceedings. . . . . . . . . . . . . . . . . . . 11

 Item 2.Changes in Securities. . . . . . . . . . . . . . . . . 11

 Item 3.Defaults Upon Senior Securities. . . . . . . . . . . . 11

 Item 4.Submission Of Matters To A Vote Of Security Holders. . 11

 Item 5.Other Information. . . . . . . . . . . . . . . . . . . 11

 Item 6.Exhibits And Reports on Form 8-K . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 13



                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        Lyric Energy, Inc.
                 (A Development Stage Enterprise)
                           Balance Sheet
                           (Unaudited)


                                                       January 31, 1997

            LIABILITIES AND SHAREHOLDERS'  DEFICIENCY

Current liabilities - accounts payable, trade
       (including $48,811 due to related parties)         $    64,521

Shareholders' deficiency:
  Common stock, $.01 par value, shares authorized,
        250,000,000; issued and outstanding, 46,958,483       469,584
         Additional paid-in capital                         2,154,638
  Accumulated deficit (including $1,539 of net losses
           during the development stage)                   (2,688,743)

           Total shareholders' deficiency                     (64,521)

        Total liabilities and shareholders' deficiency    $         -


         See accompanying notes to financial statements.



                       Lyric Energy, Inc.
                 (A Development Stage Enterprise)
                     Statements of Operations
                           (Unaudited)


                                  Three-Month             Nine-Month
                                  Periods Ended           Periods Ended
                                  January 31,             January 31,
                               1997          1996      1997          1996
                        November 1, 1996
                           (Inception)
                             Through
                        January 31, 1997

Revenues                       $     -       $     -   $     -       $     -
General and administrative
  expenses                         (57)            -      (158)            -
Other income                         -             -        44             -
Interest expense to related
  party                         (1,482)       (2,223)   (5,928)       (6,669)

Net loss before income taxes    (1,539)       (2,223)   (6,042)       (6,669)
Income taxes                         -             -         -             -
Net loss                       $(1,539)      $(2,223)  $(6,042)      $(6,669)


Weighted average shares
  outstanding               46,958,483    46,958,483  46,958,483   46,958,483

Net loss per common share   $  (.00003)   $  (.00005) $   (.0001)  $   (.0001)






         See accompanying notes to financial statements.



                        Lyric Energy, Inc.
                 (A Development Stage Enterprise)
                     Statements of Cash Flows
                           (Unaudited)


                                                             November 1, 1996
                                  Nine-Month                 (Inception)
                                  Periods Ended              Through
                                  January 31,                January 31, 1997

                               1997        1996

Net cash used in
 operating activities
 and net decrease
 in cash                     $(1,453)     $(336)             $(23)

Cash at beginning
 of period                     1,453        412                23

Cash at end of
 period                      $     -      $  72              $  -



                 Schedule of Noncash Financing Activities

Release of obligation
 payable to related
 party                       $ 88,907     $  -               $ 88,907

Release of judgment payable
 to related party            $250,000     $  -               $250,000



              See accompanying notes to financial statements.



                        Lyric Energy, Inc.
                 (A Development Stage Enterprise)
                  Notes to Financial Statements
                          (Unaudited)


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

Note 3.  Related Party Transactions

     As of December 31, 1996, the Company was obligated to repay an advance from a related party (ML&C Trust) consisting of an unsecured 10% demand note payable of $88,907. ML&C Trust is controlled by a significant shareholder of the Company. Interest expense of $1,482, $2,223, $5,928 and $6,669 was incurred on this advance during the three-month periods ended January 31, 1997 and 1996 and nine-month periods ended January 31, 1997 and 1996, respectively. In January 1997, the Company received a capital contribution through the release of its obligation to repay this advance including all interest which was accrued under the terms of the note.

     The Company had a $250,000 judgment payable to a related party (Dynamic Investing, Inc.) at November 30, 1996. The underlying judgment occurred in 1993. Dynamic Investing, Inc. is owned by the president of the Company, who also is a shareholder of the Company. In December 1996, the Company received a capital contribution through the release of the judgment from the related party at no cost to the Company.

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

           (a)Exhibits

            Exhibit No.Description

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

           (b)Reports On Form 8-K

          There were no reports on Form 8-K filed during the quarter for which this report is filed.



                            SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      LYRIC ENERGY, INC.



  Date:  July 2, 1997                 By: /s/ Brent Wagman
                                      Brent Wagman, Chairman of the Board