Form 10KSB
period 1997-04-30
LYRIC ENERGY INC
filed 1997-08-19
CIK 319420

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FILED ON THURSDAY, AUGUST 14, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.



                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended April 30, 1997
Commission File No. 0-9800


                        LYRIC ENERGY, INC.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (Or for such shorter period that the Registrant was required to file such reports), and (2) Has been subject to
such filing requirements for the past 90 days:  Yes   X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB:   Yes        No  X

State Issuer's Revenues for the most recent fiscal year:  $

State the aggregate market value of Registrant's voting $0.01 par value common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of July 28, 1997, $10,000,000.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes  _____   No ______

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 31, 1997, there were 250,000,000 shares of the Registrant's $.01 par value common stock issued and outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Format (check one):  Yes ___ No  X



                                    PART 1

ITEM 1. BUSINESS

     NOTE: The registrant has entered into a letter of intent with Natural Gas Technologies, Inc., a Texas corporation ("NGT"), for a share exchange transaction. Such transaction is probable to occur, and upon consumption of such transaction, the business of NGT will become the business of the registrant. Accordingly, business, property, management and financial disclosures for NGT are included with this report. The disclosures concerning NGT are provided by management for NGT.

     Lyric Energy, Inc. ("Lyric" or the "Company") was incorporated in Colorado on April 25, 1980. On February 3, 1981, the Company completed a registered public offering of 20,000,000 shares of its $.01 par value common stock ("Common Stock"), and received gross proceeds of $2,000,000 therefrom. The Company was an active oil and gas producing company from its inception until July 31, 1991.

     For the fiscal year ending April 30, 1991 the Company's net loss was $360,791 and for 1990 and 1989 was $290,561 and $266,799, respectively. The principal cause of the losses was the interest being accrued but not paid on the Company's bank note with the Amarillo National Bank (the "Bank"). The original principal of the Bank note was $1,815,869. By April 30, 1991 principal and unpaid interest had grown to $3,209,761. The Company was unable to pay the interest.

     Effective July 31, 1991 the Company entered into an agreement with the Bank whereby the Company assigned to the Bank interest in certain oil and gas producing properties having a present worth discounted at 10% of $297,600, and
(ii) 3,800,000 shares of the Company's Common Stock. In exchange, the Bank canceled all past due notes including accrued interest through July 31, 1991. In addition the Company agreed to assign to the Bank small overriding royalty interests in any wells the Company subsequently drilled on one proved undeveloped oil property in Moore County, Texas, and on any oil and gas subsequently drilled by the Company in the Thalia area of Foard County, Texas. The Company did not drill any such wells.

The Company agreed to continue to operate the Okmulgee oil and casinghead gas producing properties consisting of the properties in the Creek Indian designated unit as designated by the Oklahoma Corporation Commission for a six month period. At the end of that six month period the Company agreed with the Bank that the Company would, if the production warranted, effectuate a production payment with the Bank providing that the Bank would receive 75% of the Company's revenue after expenses from the Creek Indian Unit until the Bank received $100,000, or alternately the Company would sell the properties in the unit and give to the Bank the proceeds of such sale. The Company subsequently sold the Okmulgee oil and casinghead gas producing properties to an unrelated third party and paid the proceeds to the Bank in accordance with this agreement.

     After assigning to the Bank the oil and gas producing properties described above, the Company still had interests in some oil and gas properties. All of those oil and gas properties subsequently were either plugged and abandoned or ceased producing and expired by their own terms for failure to develop or failure to produce. One property in Moore County, Texas, was sold to an unrelated third party in exchange for an obligation by that party to plug and abandon the wells at the appropriate time and to relieve the Company of that obligation and a modest amount of cash which was not sufficient to completely pay the outstanding obligations of that property at the time of sale. The amount of such unpaid invoices were owed to Stahl Petroleum Company, a company owned and controlled by the President of the Company, which waived the payment of the balance due.

     As a consequence of the foregoing transactions, the Company had no source of cash flow or income and no properties of any value.

     The Company is currently engaged in the business of attempting to consummate an acquisition of an operating company in order to carry on the business of the operating company. The Company has a letter of intent to acquire NGT, which currently owns 81 percent of the Company's Common Stock. See "Share Exchange Transaction."

Lyric's Plan of Operation

     Lyric is currently focusing on the proposed transaction with NGT described below. In the event that transaction does not proceed, the Company will focus on the identification and evaluation of other prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships.

Acquisition of Control and Share Exchange Transaction

     The Company has entered into a letter of intent dated January 2, 1997 and modified March 17, 1997 (the "Letter of Intent") with NGT for a share exchange
transaction ("Share Exchange").   The Letter of Intent become binding by the
March 17, 1997 amendment. The reason for the Share Exchange is to carry out the Company's Plan of Operation to acquire an operating company. Prior to entering into the Letter of Intent, the Company and NGT were unrelated and NGT held no shares of the Company.

     Pursuant to the Letter of Intent, NGT loaned the Company $100,000 pursuant to a non-interest bearing Convertible Promissory Note (the "Note"). The Note had a maturity date of December 31, 1997 and automatically converted into 203,041,517 shares of the Company's Common Stock upon (I) the Company coming into current compliance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and (ii) the Company obtaining a waiver from the Bank of certain non-dilution rights in favor of the Bank. The Note converted by its terms on April 10, 1997, which resulted in NGT obtaining a controlling interest in the Company. Previously, no single person or voting group controlled the Company. G.E. Stahl was the sole Director and approved the transaction in that capacity. The source of the $100,000 was a loan to NGT from Brent Wagman, NGT's President.

     The Share Exchange will commence after the approval of the matters on the agenda at a special meeting (the "Special Meeting") to be called for the purpose of approving (I) a one share for 240.597 share (1 for 240.597) reverse stock split of the Company's Common Stock;(ii) an amendment to the Company's Articles of Incorporation to authorize 10,000,000 shares of no par value preferred stock, 9,597 of which will be designed as Series 1994-A Preferred Stock, 66,360 of which will be designated as Series 1994-B Preferred Stock and the remainder to be reserved for future issuance in the discretion of the Board of Directors; (iii) a change of the name of the Company to Natural Gas Technologies, Inc.; (iv) an amendment to the Company's Articles of Incorporation to eliminate the liability of Directors and Officers in certain circumstances; and (v) an amendment to the Company's Articles of Incorporation to reduce the voting requirement for certain fundamental corporate actions. Each of these actions is being taken in connection with the Share Exchange.
By virtue of the shares acquired by NGT upon conversion of the Note, NGT holds sufficient votes to assure shareholder approval of all of the matters on the agenda. The Special Meeting will be called shortly after the Securities and Exchange Commission approves the Information Statement to be sent to shareholders in connection with the Special Meeting, which Information Statement has been filed with the Commission.

     The Share Exchange will take place in two stages. The first stage will occur immediately after the Special Meeting and will consist of the exchange of approximately 2,691,000 shares of the authorized but unissued post-reverse split shares of the Company's Common Stock for 3,405,900 shares of NGT common stock, which constitutes approximately 85 percent of the equity interests in NGT. The NGT shares to be exchanged in the first stage are held by certain officers, directors, affiliates and sophisticated investors. The Company will control NGT upon completion of the first stage.

     The second stage will occur upon the approval by NGT shareholders of the exchange of the remaining NGT shares pursuant to an S-4 Registration Statement and Proxy Statement which registers the exchange of all of the remaining equity interests in NGT into shares of the authorized but unissued post-reverse split Common Stock of the Company and further provides for the distribution of the 843,908 post-reverse split shares of Common Stock issued to NGT upon conversion of the Note to the shareholders of NGT immediately prior to the Share Exchange. It is also contemplated that the shares issued in the first stage of the Share Exchange will be registered for resale by such registration statement. NGT has outstanding 9,597 shares of Series 1994-A Preferred Stock and 66,360 shares of Series 1994-B Preferred Stock. These preferred shares are non-voting and will be converted upon the second stage of the Share Exchange into the same number of Series 1994-A and Series 1994-B preferred shares of the Company. These shares are to be authorized and designated at the Special Meeting. As of the date hereof, the Series 1994-A shares of NGT have accrued an aggregate of $9,175 in dividends and the Series 1994-B shares of NGT have accrued an aggregate of $17,150 in dividends. These amounts will become accumulated but unpaid dividends of the respective series of preferred stock of the Company to be issued in the exchange. The Company intends to surrender the NGT preferred shares it acquires in the Share Exchange. Upon completion of the Share Exchange, the current shareholders of the Company will hold approximately five percent of the total outstanding shares of the Company and the shareholders of NGT will hold the remaining 95 percent, assuming conversion of the preferred shares to be issued in the Share Exchange to common shares.

     The material terms of the Note and the Share Exchange were negotiated and agreed to by the Company and NGT prior to NGT obtaining control of the Company. The terms were the result of arms' length negotiations between the Company and NGT. In light of the independence of the companies at the time of the negotiations and the Company's lack of assets and operations, the Board of Directors determined that an independent valuation or fairness opinion would offer very little support to the valuation of the transaction. Factors considered in determining the amount of the Note and the percentage of shares held by either party subsequent to all conversions were (I) funds necessary to pay off the Company's debts, (ii) expenses to bring the Company's reports current, (iii) the amount of debt to be forgiven, (iv) the market for the Company's shares, (v) the inability of NGT to utilize the Company's loss carryforward, and (vi) the relative value of the two businesses as determined by each company's Board of Directors.

     The Share Exchange is expected to be accounted for as a purchase. The Share Exchange is structured as a tax-free reorganization and should not have any tax consequences for the shareholders of the Company or NGT.

     Under Colorado law, the Share Exchange may be effected by resolution of the Board of Directors of the Company. Approval of the shareholders of the Company is not required and Colorado law does not grant dissenter's rights to the shareholders of the Company.

     The Share Exchange remains conditional upon the completion of final documentation therefor, but is probable to occur.

Competition

     Upon acquisition of NGT, the Company will be engaging in the oil and gas business. Competition in the oil and gas business is intense, particularly with respect to the acquisition of producing properties, proved undeveloped acreage and leases. Major and independent oil and gas companies actively bid for desirable oil and gas properties and for the equipment and labor required for their operation and development. Many of the Company's competitors will have financial resources and exploration and development budgets that are substantially greater than those of the Company, and these may adversely affect the Company's ability to compete.

Regulation and Taxation

     The Company's oil and gas business will be subject to various federal, state and local laws and governmental regulations which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation and environmental protection. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.

     The Company's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. The Company could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on the Company's financial condition and results of operations. The Company intends to maintain insurance coverage for its operations, including limited coverage for sudden environmental damages, but does not believe that insurance coverage for environmental damages that occur over time will be available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages will be available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose substantial portions of its properties in the event of certain environmental damages. The Company could incur substantial costs to comply with environmental laws and regulations.

     The Oil Pollution Act of 1990 imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act of 1990, could have a material adverse impact on the Company.

     The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been introduced in Congress that would reclassify certain exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company.

Business of NGT

     Natural Gas Technologies, Inc. is an energy company engaged in the exploration, development, acquisition and production of crude oil and natural gas. All of NGT's properties and its subsidiary's properties and operations are currently located in the State of Texas. As of July 31, 1997, NGT had estimated net proved reserves of approximately 1.544 MMBbls of oil and 196,404 Mcf of natural gas, or an aggregate of 1.577 MMBOE with a PV-10 Value of $11.42 million.

     From April 30, 1997 through July 31, 1997, NGT acquired estimated net proved reserves of .383 MMBOE at an average cost of approximately $1.52 per BOE. Average daily production increased from 15 BOE per day in the last fiscal year ended April 30, 1997 to over 85 BOE per day as of July 31, 1997. This major increase was due to the development drilling and acquisitions of several properties in the last quarter of fiscal 1997. The Company added a net of 0.853 MMBOE of estimated net proved reserves in its last fiscal year representing an increase of 255% for the year at an average cost of $8.12 per BOE.


NGT's Business Strategy

     NGT's objective is to build shareholder value through consistent growth in per share reserves, production and the resulting cash flow and earnings.
To accomplish this, NGT has targeted properties which are expected to produce secondary recoveries of oil and gas through the use of new technologies, waterfloods or additional drilling. These types of properties can usually be acquired on more favorable terms than properties in primary production, although lease operating costs for these properties are higher upon acquisition than properties in primary production. From April 30, 1995 to April 30, 1997, NGT's production declined from an average of 33.7 BOE per day to 15 BOE per day. This was mainly due to a lack of available capital for well reworks. Since January 31, 1997, NGT has been acquiring additional properties and reworking its existing properties using cash invested by two of NGT's directors and through issuances of NGT's common stock.

     NGT has contracted with Wagman Petroleum, Inc. ("WPI") to operate its properties. WPI is approximately 45 percent owned by Brent A. Wagman, NGT's President. Mr. Wagman is also a director and president of WPI. See "Certain Relationships and Related Transactions."

Petroleum Blending

     In October 1996, NGT acquired a non-exclusive license to practice a patent for a blending process for manufacturing automobile fuel from natural gasoline and octane enhancers (the "Patent"). Natural gasoline is the portion of natural gas which is liquid at room temperature and pressure. The octane of natural gasoline is too low and the vapor pressure too high for use alone in standard automobile engines. The blending process incorporates other hydrocarbons used as octane enhancers and vapor pressure stabilizers so the fuel can be used in standard gasoline engines. A variety of hydrocarbons can be used in the blend, including toluene, xylene and ethanol. The blended fuel meets all current requirements for use as unleaded gasoline, but has not been certified by the Environmental Protection Agency for marketing as an alternative, clean burning fuel pursuant to the mandates of the Clean Air Act of 1990, as amended. NGT believes that the fuel will qualify for such certification, but certification will require independent tests which have yet to be performed, and there can be no assurance that qualification will be forthcoming.

     NGT is currently negotiating to purchase a blending facility for the fuel. NGT intends to use a majority-owned subsidiary to purchase the blending facility and commence manufacturing. These activities will require significant additional capital for the subsidiary, which is expected to be raised from the public or private sale of NGT securities, bank loans and private equity investments in the subsidiary. There can be no assurance that such capital will be available on terms acceptable to NGT, and accordingly, there can be no assurance that NGT will ever successfully market this or any other alternative fuel.

Employees

     Lyric has one part-time, non-compensated employee, its President. Lyric's President devotes a modest amount of time to the Company's business. Lyric utilizes the secretaries and bookkeepers employed by Stahl Petroleum Company. Stahl Petroleum Company is wholly-owned and controlled by G. E. Stahl, Lyric's President.

     As of July 31, 1997, NGT had four full-time employees.


ITEM 2.   PROPERTIES

Lyric's Office Facilities

     The Company's offices are located at 1013 West 8th Avenue, Amarillo, Texas 79101, in space which the Company shares with Stahl Petroleum Company. Stahl Petroleum Company is wholly-owned and controlled by G.E. Stahl. The Company does not pay Stahl Petroleum Company for secretarial and accounting services, office rent, miscellaneous expenses or any other services or material.

NGT's Office Facilities

     NGT leases approximately 2,000 square feet of office space in Dallas, Texas, for its executive offices. NGT also has a month-to-month agreement for yard space in Abilene, Texas, where it stores excess pipe, valves and fittings. NGT believes that its current facilities are adequate for its anticipated needs during the next twelve months.

Glossary of Oil and Gas Terms

The terms defined in this section are used throughout this report.

Bcf.  One billion cubic feet.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.

BOE. Barrels of oil equivalent. Oil equivalents are determined using the ratio of six Mcf of gas (including gas liquids) to one Bbl of oil.

Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive in an attempt to recover proved undeveloped reserves.

Disposal well. A well employed for the reinjection of salt water produced with oil into an underground formation.

Estimated net proved reserves. The estimated quantities of oil, gas and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Exploratory well. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

Gross acres.  An acre in which a working interest is owned.

Injection well. Well employed to inject water or polymer into an oil bearing formation in order to increase reservoir pressure.

MBbl.  One thousand barrels of oil or other liquid hydrocarbons.

MMBbl.  One million barrels of oil or other liquid hydrocarbons.

MBOE.  One thousand barrels of oil equivalent.

Mcf.  One thousand cubic feet.

MMcf.  One million cubic feet.

Net acres.  The sum of the fractional working interests owned in gross acres.

Pay.    A geological deposit in which oil and gas is found in commercial quantities.

PV-10 Value. The present value of estimated future gross revenue to be generated from the production of estimated net proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

Productive well. A well that is producing oil or gas or that is capable of production.

Proved developed reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Shut-in.  To close down a producing well temporarily.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities or oil and gas, regardless of whether such acreage contains estimated net proved reserves.

Working interest. The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and to share in the production. Working interest is computed as a percentage of the interest remaining after payment of royalties.

NGT's Oil and Gas Properties

     NGT's exploration, development and acquisition activities are focused in two areas of Texas: North Texas and Central-West Texas. Set forth below is information concerning each of NGT's and its wholly-owned subsidiary's major areas of operations based upon the estimated net proved reserves as of July 31, 1997.


                           Oil          Gas               MBOE
                         (MBBls)       (Mcf)       Amount     Percent

     North Texas Region   883             0          883           56

     Central West Texas
       Region             501            40          508           32

     Other Areas          160           156          186           12



                                              PV-10 Value
                                   (In Thousands)       Percent

     North Texas Region               6,834                 60

     Central West Texas
       Region                         3,083                 27

     Other Areas                      1,503                 13

North Texas Region. NGT acquired Interior Energy, Inc., a Texas corporation ("Interior") in April 1997. Interior owns two fields with an aggregate of 75 wells located in the north Texas county of Wilbarger. Both properties had been shut-in for the past few years by the previous operators. Interior owns 100 percent of the working interest in both fields. The larger property is known as the East Milham Sand Unit covering approximately 1,026 acres. This property contains approximately 45 wells including the disposal and injection wells. It was originally drilled in the late 1920's by several major oil companies. The producing formation is a sand that varies in thickness from 5 feet to over 35 feet. The property was unitized and waterflooded in the early 1960's. Records indicate that the water "broke through" or channeled through the oil prematurely leaving behind a large amount of oil. Core analysis of the sand indicates that there were three feet of sand which had permeability in excess of 900 millidarcies which created an excellent path for the water to channel through. An independent engineering report prepared by Pearl Petroleum Engineering Consulting Service of Abilene, Texas ("PPE") estimates that in excess of 1 MMBbls of oil should still be recoverable using polymers to block water channels and change the flood pattern. NGT is currently in the process of permitting new injection wells and setting up a pilot flood in the south section of the field. This project accounts for over 30 percent of the operating expenses incurred by NGT in its last fiscal year.

     The other property is known as the Waggoner M lease. This property has multiple pays and produced over 300,000 barrels of oil while in primary production. A study by Ryder Scott in 1958 regarding the feasibility of waterflooding the property showed the property to be a very good candidate for secondary recovery. The operators at the time chose not to implement the plan and records indicate that they completed wells into other pays instead. NGT plans to implement waterflooding as recommended in the Ryder Scott report in late summer 1997. Currently only one well is producing out of the 30 on the property. No reserves have been assigned to this property at this time. If the waterflood is successful, NGT hopes to recover as much as 150,000 barrels of oil from the property, but there can be no assurance of any significant recovery.

Central West Texas Region. As of July 31, 1997, NGT had acquired all of the working interest in the Wilde #1 well and lease located in Runnels County, Texas, just north of Norton, Texas. The purchase of this property included six other adjacent leases totaling 1,208 acres. The principal interest here is the Lower Palo Pinto Limestone. This formation produced extensively during the 1960's and under primary recovery produced over 3,000,000 barrels of oil. The formation produces large volumes of water along with the oil. The Wilde #1 well was completed in this formation in December 1996 and had an initial daily production rate of 80 barrels of oil and 60 barrels of water. Research and engineering by independent sources indicated that the field was plugged while many of the wells were still producing at rates of over 10 barrels of oil per day. Information has also been found which suggests that the field may be a good candidate for pressure maintenance or waterflood. PPE also located ten undeveloped locations similar to the Wilde #1 location. NGT has drilled an injection well and two exploratory wells in this field since acquiring it. Both development wells found the Lower Palo Pinto Limestone to be productive. At this time, both wells are being completed into deeper payzones which were discovered. The Lange #1 well tested with a potential of 1,420 mcf per day absolute open flow and is currently shut-in awaiting a pipeline. The second well swab tested 30-45 barrels of oil per day from the deeper pay.

Other Areas. NGT owns working interests in approximately 30 wells located on various leases in Coke, Runnels and Coleman counties in Texas. The depths of these wells range from 2,100 feet to 5,600 feet. These wells are classified as strippers and represent a small part of the NGT's total reserves.

New Acquisitions. In July 1997 NGT acquired a lease on the Miller Ranch located in Crockett County, Texas. The lease gives NGT three years to drill the first well and up to five years to fully develop a 1,280 acre lease. Additionally, the lease gives NGT an option on approximately 8,700 acres owned by the Miller Ranch adjacent to the leased acreage. The option exercise price is $100 per acre. The property is located in the Ozona Canyon Sand gas field. U.S. Department of Energy reports production from wells in this field average
 .7 Bcf of gas from the Canyon Sand formation, although there can be no assurance that this property will produce at that rate. Management believes approximately 6,000 acres of the property may be productive from the Canyon Sand. Additionally, Amoco Oil Company currently operates several wells producing from the Ellenburger formation at approximately 13,000 feet deep. These wells have cumulative production from .1 Bcf to over 19 Bcf of gas per well. NGT's lease covers all depths. Although there are direct offset drilling locations on the lands covered by the option, NGT has assigned no reserves to this property since the exercise of the option would require additional capital and no source for such capital has been identified.

Estimated Net Proved Reserves

     The Company has employed PPE to evaluate approximately 83 percent of its PV-10 Values acquired since January 31, 1997 and NGT has evaluated the remainder. The following table reflects summary information with respect to the estimates of NGT's net proved oil and gas reserves for each of the years in the three-year period ended April 30, 1997.



                                             As of April 30
                                1995              1996           1997

RESERVE DATA:(1)

Oil (MBBls). . . . . . . . . . . 319               298           1,161

Gas (Mcf). . . . . . . . . . . . 296               211             156

MBOE . . . . . . . . . . . . . . 368               333           1,187

PV-10 Value (thousands). . . .$2,784            $2,708          $8,812

(1) No values were used or included for the Miller Ranch prospect or the Waggoner M leases. Values for year ending April 30, 1997 used $19 per barrel of oil and $1.80 per Mcf of gas. The years ending April 30, 1996 and 1995 used $17.00 per barrel of oil and $1.80 Mcf of gas.

Production, Price and Cost History

     The following table summarizes the average net daily volumes of oil and gas produced from properties in which NGT held an interest during the periods indicated.

                                             As of April 30
                                1995              1996           1997

OPERATING DATA:
Net production:
     Oil . . . . . . . . . . . .7,140            6,004          3,833
     Gas (Mcf) . . . . . . . . 30,951           17,210         10,316
     MBOE. . . . . . . . . . . 12,299            8,872          5,552

Average net daily production:
     Oil . . . . . . . . . . . . . 20               16             11
     Gas (Mcf) . . . . . . . . . . 85               47             28
     MBOE. . . . . . . . . . . . . 34               24             16


Average sales price:
     Oil (per Bbl) . . . . . . . . 17.21            17.53          20.71
     Gas (per Mcf) . . . . . . . . .1.47             1.55           2.12

Additional per BOE data:
     Average lifting cost. . . . . .9.49            12.89          17.73
                                                                   (1)

(1) 28 percent of the operating costs were associated with failed attempts to re-establish production at four of NGT's leases which had been shut-in for an extended time. Those properties are currently scheduled for plugging and the reserves previously carried on the books have been written off in the last fiscal year. See "NGT Management's Discussion and Analysis of Financial Condition and Results of Operations."



Productive Wells

     The following table sets forth information regarding the number of productive wells in which NGT held a working interest as of the end of each of the past three fiscal years and as of July 31, 1997. Productive wells are either currently producing wells or shut-in wells capable of commercial production. One or more completions in the same bore hole are counted as one well. A well is categorized under state reporting regulations as an oil well or a gas well based upon the ratio of gas to oil produced when it first commenced production, and such designation may not be indicative of current production.



                       Year Ended April 30,
               1995            1996           1997          July 31, 1997
            Gross  Net      Gross  Net     Gross  Net        Gross  Net

Oil. . . . .23     10.7     20     10.7    90     83.1       95     88.1

Gas. . . . . 3      2.1      3      2.1     2      1.1        3      2.1
            __     ____     __     ____    __     ____       __     ____

Total       26     12.8     23     12.8    92     84.2       98     90.2

Drilling Activities

     The table below sets forth the number of new wells drilled in which NGT held a working interest for the last three fiscal years and as of July 31, 1997.



                       Year Ended April 30,
               1995            1996           1997          July 31, 1997
            Gross  Net      Gross  Net     Gross  Net        Gross  Net

Development
 Oil . . . . 0      0        0      0       0      0          2      2
 Gas . . . . 0      0        0      0       0      0          1      1
 Dry . . . . 0      0        0      0       0      0          1      1
            ___    ___      ___    ___     ___    ___        ___    ___
 Total       0      0        0      0       0      0          4      4

Exploratory
 Oil . . . . 0      0        0      0       0      0          0      0
 Gas . . . . 0      0        0      0       0      0          0      0
 Dry . . . . 0      0        0      0       0      0          0      0
            ___    ___      ___    ___     ___    ___        ___    ___
 Total       0      0        0      0       0      0          0      0

Grand Total  0      0        0      0       0      0          4      4

     All of NGT's drilling activities and completion activities are conducted on a contract basis with independent operators and drilling contractors. NGT owns no drilling equipment or workover rigs.

Leasehold and Other Interests

     The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases and lease options held by NGT as of the end of each of the last three fiscal years and as of July 31, 1997. Undeveloped acreage includes leasehold interest which may already have been classified as containing proved undeveloped reserves.




                            Developed     Undeveloped
                           Acreage (1)    Acreage (2)          Total
                          Gross     Net  Gross     Net   Gross       Net

     4/30/95              1,415     551      0       0   1,415       551
     4/30/96              1,415     551      0       0   1,415       551
     4/30/97              2,252   1,648  1,088   1,087   3,340     2,735
     7/31/97              2,452   1,845 11,300  10,036  13,752    11,881

(1) Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of NGT's properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have been included only as developed acreage in the presentation above.

(2) Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains estimated net proved reserves.


ITEM 3.   LEGAL PROCEEDINGS

     Except as set forth below, Lyric knows of no pending or threatened legal proceedings to which it is a party other than routine litigation for which it has no material financial exposure and no such proceedings are known to Lyric to be contemplated by governmental authorities.

     On August 1, 1997, the 47th District Court for Potter County, Texas rendered a judgment against Lyric and G.E. Stahl for approximately $60,000 in the case of Crouch Enterprises, Inc. dba Crouch Petroleum Company v. G.E. Stahl, Stahl Petroleum Company and Lyric Energy, Inc. Liability for the judgment is joint and several. Mr. Stahl and Lyric intend to appeal the judgment. Stahl Petroleum Company, a Company owned and controlled by G.E. Stahl, has agreed to indemnify Lyric against all losses and expenses arising from this lawsuit. Accordingly, Lyric does not believe it will suffer any adverse effect as a result of the judgment.

     NGT knows of no pending or threatened legal proceedings to which NGT is a party other than routine litigation for which NGT has no material financial exposure. No such proceedings are known to NGT to be contemplated by governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the period of time from the last filing made by the Company and including the period of time covered by this report, no matters were submitted to a vote of the Company's shareholders.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     (a)  Market Information

     On rare occasions the Company's Common Stock is traded on the over-the-counter market and quotes for Common Stock are reported in the National Quotation Bureau's "Pink Sheets." There is no established market for the Company's Common Stock.

     The following table sets forth the range of high and low bid quotations, as reported by National Quotation Bureau:


     Quarter Ended                 High           Low

     July 31, 1995                 None           None
     October 30, 1995              None           None
     January 31, 1996              None           None
     April 30, 1996                None           None

     July 31, 1996                 None           None
     October 30, 1996              None           None
     January 31, 1997              $.035          $ 0
     April 30, 1997                $.035          $0.001

     The foregoing bid quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

     There is currently no public trading market for NGT's common or preferred shares.

     (b) Holders

     The following table sets forth the approximate number of security holders of record of the Company's $0.01 par value common stock as of July 28, 1997.
                                             Number of
     Title of Class                          Record Holders


     $0.01 Par Value                             4,155
     Common Stock

     As of July 28, 1997, there were 135 holders of record of NGT's Common Stock, eight holders of NGT's Series 1994-A Preferred Stock and 19 holders of NGT's Series 1994-B Preferred Stock.

     (c)  Dividends

     No cash dividends have been declared with respect to the Company's Common Stock since its inception, and the Company has no present intention to pay such dividends in the foreseeable future. No cash dividends have been declared with respect to NGT's common stock since its inception, and NGT has no present intention to pay such dividends in the foreseeable future.



                                 PART III

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

Lyric's Plan of Operation

     See "Plan of Operation" in Item 1(c).

NGT Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     Natural Gas Technologies, Inc. was incorporated in April 1993 and commenced operations in June 1993. NGT acquired interests in various oil and gas properties in February 1994 and June 1994 and has been active in the oil and gas industry since that time.

     NGT uses the full cost method of accounting for its oil and gas producing activities and, accordingly, capitalized all costs incurred in the acquisition, exploration and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded.

     NGT entered into a letter of intent dated January 2, 1997, as modified on Mach 17, 1997 whereby NGT obtained on April 10, 1997 a controlling interest in Lyric, and pursuant to which Lyric will acquire NGT in a share exchange transaction whereby the shareholders of NGT will upon completion of the transaction hold approximately 95 percent of the total outstanding shares of Lyric. See Item 1--"Acquisition of Control and Share Exchange Transaction."

Comparison of Years Ended April 30, 1997 and 1996

     Oil and gas revenues. Oil and gas revenues decreased by $32,043, or 24%, to $100,987 for the year ended April 30, 1997 compared with $133,030 for the 1996 period. This decrease was primarily attributable to physical depletion of reserves and mechanical failure at one of NGT's wells.

     Lease operating expenses. Lease operating expenses for the year ended April 30, 1997 were $98,455, a decrease of $15,955, or 14%, compared with $114,410 for the 1996 period. Lease operating expenses during the 1997 period were inflated by failed attempts to reestablish production at four of NGT's leases which had been shut-in for extended periods of time. The foregoing expenses accounted for approximately 28% of the lease operating expenses for fiscal 1997.

     Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $9,432, or 23%, to $50,394 for the year ended April 30, 1997 compared with $40,962 for the 1996 period. This increase was primarily attributable to reserve purchases in the fourth quarter at a higher cost per BOE than previously acquired reserves.

     Professional fees. Professional fees increased by $34,245, or 324%, to $44,816 for the year ended April 30, 1997 compared with $10,571 for the 1996 period. The increase was primarily due to legal and accounting services with respect to NGT's loan and pending share exchange with Lyric, the costs of bringing Lyric current on its Exchange Act reporting requirements and costs associated with the Information Statement for the Special Meeting to be held for Lyric shareholders to approve certain matters in connection with the Share Exchange.

     Management and consulting fees. Management and consulting fees increased by $25,000, or 28%, to $115,000 for the year ended April 30, 1997 compared with $90,000 for the 1996 period. These fees were attributable to financial services rendered.

     Rent. Rent increased $3,049, or 73%, to $7,249 for the year ended April 30, 1997 compared to $4,200 for the 1996 period due to NGT's move to larger offices.

     Director Fees. Director fees of $20,833 were attributable to the amortization expense associated with the issuance of stock in October 1993 to a Director as compensation for his services for three years. This fee decreased from $50,000 in the 1996 period due to the completion in the last fiscal year of such amortization.

     Travel. Travel expenses for the year ended April 30, 1997 of $7,610 were attributable to management's meetings with business partners and professionals. Travel expenses for the year ended April 30, 1996 were nominal.

     Other expenses. Other expenses for the year ended April 30, 1997 increased $3,305, or 50%, to $9,896 compared to $6,591 for the 1996 period primarily due to entertainment expenses.

     Interest expense. Interest expense for the year ended April 30, 1997 increased $15,441, or 55%, to $43,648 compared to $28,207 for the 1996 period primarily due to assumption of the $3 million note in connection with NGT's acquisition of Interior Energy, Inc.

     Net loss. Net loss for the year ended April 30, 1997 increased $78,654, or 36%, to $299,485 compared to $220,831 for the 1996 period primarily due to increased depreciation, depletion and amortization and increased professional fees, management and consulting fees and travel and other expenses associated with NGT's reorganization with Lyric and more aggressive acquisitions of oil and gas properties, partially offset by lower director fees and the lack of offering costs.

Liquidity and Capital Resources

     On April 30, 1997, NGT had $816,725 in cash on hand. NGT's primary sources of liquidity are proceeds from stock issuances, advances from related parties and borrowings. NGT's principal cash needs are for the exploration and development of oil and gas properties.

     Cash flow. NGT's net cash provided by operating activities increased $201,814 to $166,568 for the year ended April 30, 1997 compared with $(35,246) in the 1996 period primarily due to lower director fees, a related party stock issuance in the prior period and a much larger portion of the net loss being attributable to non-cash expenses. Net cash used in investing activities increased $804,060 to $826,286 for the year ended April 30, 1997 compared to $22,226 in the 1996 period primary due to lease and drilling costs, higher purchases of fixed assets and the goodwill booked in the Lyric acquisition in the 1997 period.

     Net cash provided by financing activities was $1,475,937 for the year ended April 30, 1997, consisting of stock purchases and advances from related parties, partially offset by note payments, compared with net cash provided of $57,959 in the 1996 period attributable to advances from related parties and note proceeds.

     Capital expenditures. NGT's expenditures for the purchase of fixed assets and oil and gas properties are the primary use of its capital resources. NGT has no current commitments for capital expenditures, but its current business plan anticipates material capital expenditures during the fiscal year ended April 30, 1998, subject to the availability of capital. NGT anticipates raising capital for additional capital expenditures through the public or private sale of securities and/or through bank loans. The amount of future capital expenditures will depend upon a number of factors including the impact of oil and gas prices on investment opportunities, the availability of capital and the success of its development activity which could lead to funding requirements for further development.

Effects of Inflation and Changing Prices

     NGT's results of operations and cash flows are affected by changing oil and gas prices. At present, NGT does not expect that changes in the rates of overall economic growth or inflation will significantly impact product prices in the short-term. While gas prices seem most dependent on weather in North America and corresponding usage, oil prices are more subject to global economic forces and supply. NGT cannot predict the extent of any such effect. If oil and gas prices increase, there could be a corresponding increase in the cost to NGT for drilling and related services as well as an increase in revenues.

Cautionary Statement with Regard to Forward Looking Information

     The matters discussed in this report, when not historical matters, are forward looking statements which involve a number of risks and uncertainties which could cause actual events and results to differ materially from projected or anticipated events or results. Such factors include, among other things, the speculative nature of oil and gas exploration, the volatile markets for oil and gas, uncertainties in production and reserve estimates, environmental and governmental regulations, the availability of financing, particularly equity financing, the ability of Lyric to establish a trading market for its stock, force majeure events and other risk factors as described from time to time in Lyric's filings with the Securities and Exchange Commission.



ITEM 7.   FINANCIAL STATEMENTS AND SCHEDULES

     See Financial Statements beginning at Page F-1.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

     On July 9, 1997, the Company engaged Robert Early & Company, P.C. as the Company's new independent auditors for the period ending April 30, 1997 and on a going forward basis. At approximately the same time, the Company informed its previous auditors, Wilson, Haag & Co., P.C., that they would not be retained as the Company's auditors for fiscal 1997 and future periods. The change in auditors was not brought about as the result of any disagreement with the Company's former auditors, or as a result of any adverse opinion or disclaimer of opinion as there were none. There also had not been any disagreement with the former auditors relative to any uncertainty, audit scope or accounting principles. The sole reason for the change was the familiarity of the new auditor with the accounting practices and financial statements of NGT. The change was recommended and approved by the Board of Directors as a whole.


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names and ages of all Directors and Executive Officers of Lyric and the periods during which each has served as such:

                               Position Held With      Director
Name                Age              Lyric              Since

Brent A. Wagman     39         Chairman               April 1997
                               of the Board

G. E. Stahl         70         President, Chief       May 1980
                               Executive Officer
                               and Director

Warren Donohue      56         Director               April 1997

     The Company's Directors hold office until the next annual meeting of the Company's shareholders. Except as set forth below, there is no arrangement or understanding between any Director or nominee for Director of the Company and any other person or persons pursuant to which such Director was or is to be selected as Director or nominee for Director. Pursuant to the $100,000 Note between Lyric and NGT, Lyric agreed to fill two vacancies on the Board of Directors with Directors nominated by NGT upon conversion of the Note. Brent Wagman and Warren Donohue were appointed to the Board pursuant to such agreement. The Company's Executive Officers hold office until the next annual meeting of Directors of the Company.

     The following table sets forth the names and ages of all Directors and Executive Officers of NGT.

                              Position Held
Name               Age        with NGT             Director Since

Brent A. Wagman    39         President,           April 1993
                              Director

Warren Donohue     56         Secretary,           October 1993
                              Director

     There are no family relationships between any Director or Executive Officer of NGT or Lyric.

     Following is a brief account of the business experience during the past five years of the Directors and Executive Officers of the Lyric and NGT.

     Brent A. Wagman. Mr. Wagman has been President, Chief Executive Officer and a Director of NGT since its organization in April 1993 and a Chairman of the Board of Lyric since April 1997. He has also been president, chief executive officer and director of Wagman Petroleum, Inc., an oil and gas operator, since May 1988. Mr. Wagman graduated from Valencia College with an Associate in Arts Degree in 1976 and attended the University of Florida, majoring in Chemistry and Physics, but left prior to obtaining a degree from that institution. Mr. Wagman devotes approximately 85 percent of his time to NGT and 15 percent to Wagman Petroleum, Inc.

     G. E. "Skip" Stahl. Mr. Stahl has been the President, Chief Executive Officer and a Director of Lyric since its organization. Mr. Stahl has been actively engaged as an independent oil and gas operator since 1960. He has been the president, a director and controlling shareholder of Stahl Petroleum Company, Amarillo, Texas, an independent oil and gas operator, since 1960. Mr. Stahl previously was chairman of the board of directors, chief executive officer and secretary of Advanced Monitoring Systems, Inc., a publicly held company engaged in pipeline monitoring. Mr. Stahl resigned as an officer and director of Advanced Monitoring Systems on September 10, 1992, was reappointed on April 1, 1993, and resigned again on August 30, 1993. Since August 30, 1993, Mr. Stahl has not been associated with Advanced Monitoring Systems, Inc.

     Warren Donohue. Mr. Donohue has been a Director of NGT since October 1993 and was appointed Secretary in August, 1996. He became a Director of Lyric in April 1997. Mr. Donohue held various positions with Volvo Cars of North America, Inc. from November 1958 until December 1996, at which time he was Sales Development Manager. Mr. Donohue is also President of Donohue Enterprises Inc., a marketer of women's bridal apparel. He serves as a director of Haber, Inc., a public company which manufactures high speed separation devices. Mr. Donohue devotes approximately thirty percent of his time to the business of NGT and Lyric.


ITEM 10.  MANAGEMENT'S COMPENSATION

     The following table sets forth all remuneration to Lyric's Chief Executive Officer for services in all capacities to Lyric during the fiscal years ended April 30, 1997, 1996 and 1995. No Officer of Lyric earned $100,000 or more during the fiscal year ended April 30, 1997.

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

G.E.  1997  $ 0     $ 0    $ 0       0      0    $ 0   $  0
Stahl,1996  $ 0     $ 0    $ 0       0      0    $ 0   $  0
Pres- 1995  $ 0     $ 0    $ 0       0      0    $ 0   $  0
ident

No Directors of Lyric receive fees for their attendance at meetings of Lyric's Board of Directors. There are no other arrangements pursuant to which Lyric's Directors receive remuneration from Lyric for services as a Director or arrangements for remuneration upon termination of employment of Directors or Executive Officers. Lyric has no options, warrants or other rights outstanding as of the date of this report.

     The following table sets forth all remuneration to NGT's Chief Executive Officer for services in all capacities to NGT during the fiscal years ended April 30, 1997, 1996 and 1995. No Officer of NGT earned $100,000 or more during the fiscal year ended April 30, 1997.

                                   Long Term Compensation
Name
and                                      Securities
Prin-      Annual Compensation        Rest-   Under-      All
cipal                                 ricted  lying       Other
Posi-                  Bonus/ Compen- Stock   Options     Compen-
tion     Year  Salary  Other  sation  Awards /SARs  LTIP  sation
(a)      (b)    (c)     (d)    (e)     (f)    (g)    (h)   (I)

Brent A. 1997 $ 0     $ 0    $ 0       0      0    $ 0   $  0
Wagman,  1996 $ 0     $ 0    $ 0       0      0    $ 0   $  0
Presi-   1995 $ 0     $ 0    $ 0       0      0    $ 0   $  0
dent

     No Directors of NGT receive fees for their attendance at meetings of NGT's Board of Directors. Except as set forth below, there are no arrangements pursuant to which NGT's Directors receive remuneration from NGT for services as a Director or arrangements for remuneration upon termination of employment of Directors or Executive Officers. Upon joining the Board of Directors of NGT in October 1993, Warren Donohue was granted 150,000 shares of NGT common stock and an option to purchase an additional 100,000 shares at $4.00 per share exercisable commencing six months after NGT completes a public offering and expiring four years thereafter. NGT has not completed such an offering. Lyric intends to issue Mr. Donohue a comparable option for Lyric shares after the completion of the Share Exchange.

     Mr. Wagman has been paid a salary of $31,690 and $31,975 for the years ended December 31, 1996 and 1995 by Wagman Petroleum, Inc., a company which is approximately 45 percent owned by Mr. Wagman. See Item 12 -- "Certain Relationships and Related Transactions."

     For the fiscal year beginning May 1, 1997, Mr. Wagman is to receive a salary of $84,000 per year.

Compliance with Section 16(a) under the Exchange Act

     Based solely on a review of reports filed with the Company, all Directors, Executive Officers and Beneficial Owners of ten percent of the outstanding Common Stock timely filed all reports regarding transactions in the Company's securities required to be filed during the fiscal year ended April 30, 1997 by Section 16(a) of the Exchange Act, except as follows: Brent Wagman, Warren Donahue and NGT each filed late their respective Form 3 Initial Statements of Beneficial Ownership of Securities.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 28, 1997, the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock ("Principal Shareholders"), all Directors and Officers individually and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. There are no contractual arrangements or pledges of the Company's securities, known to the Company, which may at a subsequent date result in a change of control of the Company.

                               Amount of Beneficial      Amount of Beneficial
                               Ownership Before          Ownership After
                               Reverse Split             Reverse Split
                               and Share Exchange(1)     and Share Exchange

Name and Address                Common  Percent of       Common    Percent of
of Beneficial Owner             Stock   Class(2)         Stock     Class(3)

Natural Gas              203,041,517(5)    81%            ---(4)     ---
Technologies, Inc.
16775 Addison Road
Suite 300
Dallas, TX  75248

Brent A. Wagman(5)              ---        ---      1,357,226(6)     31%
Chairman of the Board
16775 Addison Road
Suite 300
Dallas, TX  75248

Warren Donohue(5)               ---        ---        362,500         9%
Director
16775 Addison Road
Suite 300
Dallas, TX  75248

G. E. Stahl                3,577,402        1%         14,820       0.4%
President, Director
1013 West 8th Avenue
Amarillo, TX  79101

All Officers and           3,577,402        1%      1,734,546        40%
Directors as a
Group (three persons)
__________________________


 (1) Rule 13d-3 under the Exchange Act, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to such securities; and, any person who has the right to acquire beneficial ownership of such security within sixty days through means, including but not limited to, the exercise of any option, warrant or conversion of a security. The Company has no options or warrants outstanding.

(2) Based upon 250,000,000 shares issued and outstanding prior to the Reverse Split described in Item 1 - "Acquisition of Central and Share Exchange Transaction."

(3) Based upon 4,221,575 shares issued and outstanding after the reverse split and the Share Exchange described in Item 1 - "Acquisition of Central and Share Exchange Transaction." The actual manner of shares issued and outstanding may be slightly different due to rounding after the reverse split.

(4) All shares of Lyric held by NGT will be distributed to NGT shareholders in the Share Exchange.

(5) Mr. Wagman and Mr. Donohue are directors of NGT and Mr. Wagman is also President and Chief Executive Officer of NGT and therefore may also be considered beneficial owners of the Company's shares owned by NGT pursuant to Rule 13d-3.

(6) Includes 194,726 shares held by Wagman Petroleum, Inc. and 212,500 shares held by Long Boat Trust. Mr. Wagman may be deemed the beneficial owner of all such shares. Also includes 100,000 shares underlying a currently exercisable option for NGT shares which will be exchanged for an equivalent option for Lyric shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lyric Transactions

     On December 1, 1982, the Company loaned Mr. Wesley Masters, a former Director, $7,551 pursuant to a note bearing interest at 10% per annum. As of April 30, 1996, $17,681 was due on such obligation. Such amount was applied against an obligation of the Company to a trust controlled by Mr. Masters and the remainder of that obligation of the Company was forgiven in January 1997.

     In 1983, the Company loaned Mr. L. K. Hayhurst, a former Director, a total of $8,874 pursuant to two notes bearing interest at 10% per annum. As of April 30, 1996, $12,752 was due on such notes. In January 1997, the Company forgave the obligations under those notes in consideration of Mr. Hayhurst's past uncompensated services to the Company as Director.

     As of April 30, 1996, Stahl Petroleum Company, over a period of time had loaned to Lyric $43,692.34, for Lyric's working capital and for Lyric to pay certain other expenditures. That amount was repaid out of the proceeds from conversion of the $100,000 loan to the Company from NGT.

     In April 1997, Stahl Petroleum Corporation was paid $35,000 for past services out of the proceeds from the $100,000 loan to the Company from NGT.

     The Company believes that the foregoing transactions were on terms at least as favorable as those which it could have obtained from unaffiliated parties.

NGT Transactions

     Wagman Petroleum, Inc. ("WPI"), which is approximately 45 percent owned by NGT's President and Chief Executive Officer, Brent Wagman, operates essentially all of the properties in which NGT has interests. As operator, WPI incurs expenses for drilling, reworking and normal lease operating expenses and then bills these expenses to the working interest owners. WPI collects a portion of NGT's gas production revenues and offsets such amounts against amounts that are due from NGT. At April 30, 1997 and 1996, NGT owed WPI $134,982 and $5,206, respectively, in accounts payable. The bulk of the April 30, 1997 balance is due to drilling and reworking on the properties that NGT has acquired and reworking interests previously held which occurred during March and April 1997.

     In July 1994, Brent Wagman, Ray Parker and Sonja Fletcher, all Directors of NGT at the time, agreed to return without consideration an aggregate of 500,000 shares of NGT common stock issued to them for their efforts in organizing NGT. This transaction was done in order to reduce the number of outstanding common shares in connection with an anticipated public offering of NGT common shares. Such offering never occurred.

     In June 1994, WPI agreed to exchange 518,334 shares of NGT common stock for 194,376 shares of NGT Series 1994-B Preferred Stock, also in connection with NGT's desire to reduce the number of outstanding common shares.

     Through March 31, 1997, NGT reimbursed WPI for rent, postage, travel and other office expenses. Office rent reimbursement to WPI totaled $4,200 for each of fiscal 1997 and 1996. WPI also advanced funds to NGT for other expenses during March 1997. These advances were reflected in a demand note effective April 30, 1997 for $79,067 which bears interest at 5% per annum.

     In July 1996, NGT repaid a note payable to WPI with a balance of $396,988, accrued interest of $24,681 and other liabilities owed to WPI in the amount of $89,997 through the issuance of 354,994 shares of NGT common stock. In connection with such transaction, WPI also agreed to forgive the then-accrued but undeclared dividends on its 194,376 shares of Series 1994-B Preferred Stock and all future dividends on such shares until NGT had a class of securities registered under the Exchange Act. In recognition of that forgiveness, NGT voluntarily converted its shares of Series 1994-B Preferred Stock into 194,376 shares of NGT common stock without receipt of accumulated dividends in May 1997.

     In July 1996, NGT issued 26,661 shares of NGT common stock to Brent Wagman as payment for $53,332 in unreimbursed expenses and cash advances.

     In February 1997, Brent Wagman loaned $50,000 and Warren Donohue loaned $50,000 to NGT pursuant to demand notes bearing interest at 5% per annum. These funds were used to loan $100,000 to Lyric pursuant to the Convertible Note. In April 1997, these notes were converted as partial payment for 112,500 shares of NGT common stock issued to each of Mr. Wagman and Mr. Donohue for $7.00 per share.

     In May 1997, NGT purchased the remaining one half working interest in the Wilde #1 well and lease located in Runnels County, Texas, from Brent A. Wagman in consideration for a $200,000 demand note bearing interest at 5% per annum with principal and interest due two years from issuance and an option exercisable for two years to purchase 100,000 shares of NGT common stock at $7.00 per share.

     NGT believes that the foregoing transactions were on terms at least as favorable as those which it could have obtained from third parties.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     (a)  Documents Filed as Part of This Report.

          (1)  Financial Statements: (The following Financial
          Statements and Schedules are included in Part III, Item
          8.)

          (1)  Lyric Financial Statements

               Report of Robert Early & Company, P.C.

               Report of Wilson, Haag & Co., P.C.

               Balance Sheets as of April 30, 1997 and 1996.

               Statements of Operations for the years ended April
               30, 1997 and 1996.

               Statements of Changes in Stockholders'
               Equity/(Deficiency) for the years ended April 30, 1997 and 1996.

               Statements of Cash Flows for the years ended April
               30, 1997 and 1996.

               Notes to Financial Statements, including Pro Forma
               Combined Financial Information.

               NGT Consolidated Financial Statements

               Report of Robert Early & Company, P.C.

               Balance Sheets as of April 30, 1997 and 1996.

               Statements of Operations for the years ended April
               30, 1997 and 1996.

               Statements of Changes in Stockholders' Equity for the years ended April 30, 1997 and 1996.

               Statements of Cash Flows for the years ended April
               30, 1997 and 1996.

               Notes to Consolidated Financial Statements.

               Supplementary Information Relating to Oil and Gas
               Producing Activities for the years ended April 30, 1997 and 1996.

          (2)  Exhibits

          3.1   Articles of Incorporation of Lyric Energy, Inc.
                (Incorporated by reference to Exhibit 3 of Registrant's Form 10-KSB for April 30, 1996).

          3.2   Articles of Amendment of Lyric Energy, Inc.
                (Incorporated by reference to Exhibit 3 of Registrant's Form 10-KSB for April 30, 1996).

          3.3 Articles of Correction to the Articles of Incorporation of Lyric Energy, Inc. (Included herewith).

          3.4 Bylaws of Lyric Energy, Inc. (Incorporated by reference to Exhibit 3 of Registrant's Form 10-KSB for April 30, 1996).

         10.1 Compromise and Settlement Agreement dated July 31, 1991 between the Registrant and Amarillo National Bank (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-KSB for April 30, 1996).

         10.2   Letter of Intent dated January 2, 1997 with
                Natural Gas Technologies, Inc., as amended by letter dated March 17, 1997 (Incorporated by reference to Exhibit
                10.2 of Registrant's Form 10-KSB for April 30, 1996).

         10.3   Restated Convertible Promissory Note dated
                February 4, 1997 (Incorporated by reference to
                Exhibit 10.3 of Registrant's Form 10-KSB for April 30, 1996).

         10.4   Release of Judgment dated December 31, 1996
                (Incorporated by reference to Exhibit 10.4 of Registrant's Form 10-KSB for April 30, 1996).

         10.5 Termination of Agreement and Cancellation of Loan dated January 2, 1997 (Incorporated by reference to Exhibit 10.5 of Registrant's Form 10-KSB for April 30, 1996).

         10.6   Agreement between the Registrant and Amarillo
                National Bank dated March 3, 1997 (Included herewith).

         10.7 Indemnification Agreement between the Registrant and Stahl Petroleum Company dated March 17, 1997
                (Included herewith).

         Exhibits pertaining to Natural Gas Technologies, Inc.
         will be filed by amendment.

     (b)  Reports on Form 8-K

          The Company filed a report on Form 8-K for an event dated April 10, 1997 in connection with the change in control of the Company and the probable Share Exchange with NGT.



                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              LYRIC ENERGY, INC.

Dated:   August 13, 1997      By: /s/ G.E. Stahl
                                   G.E. Stahl, President, Chief
                                   Executive Officer and Chief
                                   Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Dated:   August 13, 1997      By: /s/ Brent Wagman
                                   Brent Wagman, Chairman
                                   of the Board

Dated:   August 13, 1997      By: /s/ G.E. Stahl
                                   G. E. Stahl, Director

Dated:   August 13, 1997      By: /s/ Warren Donohue
                                   Warren Donohue, Director



                        LYRIC ENERGY, INC.

                 (A Development Stage Enterprise)

                   AUDITED FINANCIAL STATEMENTS


                       For the Years Ended
                     April 30, 1997 and 1996



                      ROBERT EARLY & COMPANY, P.C.
                     CERTIFIED PUBLIC ACCOUNTANTS



          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
LYRIC ENERGY INC.
Dallas, Texas

We have audited the accompanying balance sheets of Lyric Energy, Inc. (a development stage enterprise) as of April 30, 1997 and the related statements of operations, changes in shareholders' equity/(deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lyric Energy, Inc. as of April 30, 1996, were audited by other auditors whose report dated January 10, 1997, on those statements included an explanatory paragraph that described substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lyric Energy, Inc. as of April 30, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Lyric Energy, Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, Lyric has been relatively inactive during the past three years due to an lack of operating assets and working capital and a significant deficiency in assets and equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Robert Early & Company, P.C.
Abilene, Texas

July 18, 1997



         2500 S. Willis-Suite 200-Abilene, TX 79605-(915) 691-5790



                        INDEPENDENT AUDITOR'S REPORT

The board of Directors and Stockholders
Lyric Energy, Inc.:

We have audited the accompanying balance sheet of Lyric Energy, Inc. as of April 30, 1996, and the related statements of operations, changes in stockholders' equity/(deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lyric Energy, Inc. as of April 30, 1996, and results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 8 to the financial statements, the Company has been relatively inactive during the past two years due to a lack of operating assets and working capital and a significant deficiency in assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                  WILSON, HAAG & CO., P.C.



January 10, 1997 (except for certain
  information in note 3 as to which
  the date is March 17, 1997)
Amarillo, Texas



                          LYRIC ENERGY, INC.
                   (A Development Stage Enterprise)
                            Balance Sheets
                       April 30, 1997 and 1996



                                                      1997             1996

                                Assets
Cash                                              $         -     $     1,453
                                                  ____________    ____________
                                                  ____________    ____________




          Liabilities and Stockholders' Equity/(Deficiency)

Liabilities
  Accounts payable trade including $48,811 due to
    related parties                               $         -     $    65,860
  Accrued interest payable to related parties               -         119,258
  Advances and amounts due related parties                  -          88,907
  Judgement payable to a related party                      -         250,000
                                                  ____________    ____________
    Total Current Liabilities                               -         524,025



Stockholders' Equity/(Deficiency)
  Common stock, $.01 stated value (250,000,000
    shares authorized, 250,000,000 and
    46,958,483 outstanding)                         2,500,000         469,584
  Additional paid-in capital                          224,222       1,690,545
  Retained (deficit)                               (2,724,222)     (2,682,701)
                                                  ____________    ____________
    Total Stockholders' Equity/(Deficiency)                 -        (522,572)
                                                  ____________    ____________

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $         -     $     1,453
                                                  ____________    ____________
                                                  ____________    ____________



The accompanying notes are an integral part of these financial statements.



                           LYRIC ENERGY, INC.
                   (A Development Stage Enterprise)
                       Statements of Operations
             For the years ended April 30, 1997 and 1996



                                          Cumulative
                                          During the
                                         Development
                                            Stage          1997        1996


General and administrative expenses     $   (35,536) $   (35,593) $      (906)

Interest expense to related parties          (1,482)      (5,928)      (8,891)
                                        ____________ ____________ ____________

  NET (LOSS)                            $   (37,018) $   (41,521) $    (9,797)
                                        ____________ ____________ ____________
                                        ____________ ____________ ____________


  Net loss per weighted average share   $     (0.00) $     (0.00) $     (0.00)
                                        ____________ ____________ ____________
                                        ____________ ____________ ____________
  Weighted average shares outstanding    74,582,792   58,084,045   46,958,483
                                        ____________ ____________ ____________
                                        ____________ ____________ ____________



The accompanying notes are an integral part of these financial statements.



                              LYRIC ENERGY, INC.
                      (A Development Stage Enterprise)
          Statement of Changes in Stockholders' Equity/(Deficiency)
                For the years ended April 30, 1997 and 1996





                                     Date of               Common Stock
                                   Transaction         Shares         Amount
BALANCES, April 30, 1995                             46,958,483   $    469,584

Net (loss)                                                    -              -
                                                    ___________   ____________

BALANCES, April 30, 1996                             46,958,483        469,584

Capital contributed by related
  parties through cancellation      12/15/96 &
  of debts                          01/15/97                  -              -
Stock issued for Cash
  (conversion from note)            04/10/97        203,041,517      2,030,416
Net (loss)                                                    -              -
                                                    ___________   ____________

BALANCES, April 30, 1997                            250,000,000   $  2,500,000
                                                    ___________   ____________
                                                    ___________   ____________



The accompanying notes are an integral part of these financial statements.



                              LYRIC ENERGY, INC.
                      (A Development Stage Enterprise)
      Statement of Changes in Stockholders' Equity/(Deficiency) (Contd.)
                For the years ended April 30, 1997 and 1996



                                                                     Deficit
                                                                   Accumulated
                                   Additional       Accumulated     During the
                                    Paid-In          Earnings      Development
                                    Capital          (Deficit)        Stage

BALANCES, April 30, 1995         $  1,690,545       $(2,672,904)  $          -

Net (loss)                                  -            (9,797)             -
                                 ____________       ____________  ____________

BALANCES, April 30, 1996            1,690,545        (2,682,701)             _

Capital contributed by related
  parties through cancellation
  of debts                            464,093                 -
Stock issued for Cash
  (conversion from note)           (1,930,416)                -
Net (loss)                                  -           (41,521)      (37,018)
                                 _____________      ____________  ____________

BALANCES, April 30, 1997         $    224,222       $(2,724,222)  $   (37,018)
                                 _____________      ____________  ____________
                                 _____________      ____________  ____________



The accompanying notes are an integral part of these financial statements.



                           LYRIC ENERGY, INC.
                    (A Development Stage Enterprise)
                        Statements of Cash Flows
              For the years ended April 30, 1997 and 1996


                                          Cumulative
                                          During the
                                         Development
                                            Stage          1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $   (37,018) $   (41,521) $    (9,797)
Adjustments to reconcile net income/
  (loss) to net cash provided by
  operations:

Increase/(decrease) in:
  Accounts payable                          (64,487)     (65,860)       1,947
  Accrued expenses                            1,482        5,928        8,891
                                        ____________ ____________ ____________

NET CASH (USED) BY OPERATING ACTIVITIES    (100,023)    (101,453)       1,041
                                        ____________ ____________ ____________


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                100,000      100,000            -
                                        ____________ ____________ ____________

  Increase/(decrease) in cash for
    period                                      (23)      (1,453)       1,041

    Cash, Beginning of period                    23        1,453          412
                                        ____________ ____________ ____________
    Cash, End of period                 $         -  $         -  $     1,453
                                        ____________ ____________ ____________
                                        ____________ ____________ ____________

Supplemental Disclosures:

  Cash payments for:
    Interest                            $         -  $         -  $         -
    Income taxes                                  -            -            -

  Cancellation of related party and
    other indebtedness                  $   458,166  $   458,166  $         -

  Stock issued for conversion of note
    payable                             $   100,000  $   100,000  $         -



The accompanying notes are an integral part of these financial statements.



                          LYRIC ENERGY, INC.
                   (A Development Stage Enterprise)
                     Notes to Financial Statements
                        April 30, 1997 and 1996


GENERAL:

Lyric Energy, Inc. (the Company) is a publicly traded entity formerly involved in the exploration and development of oil and gas reserves. At April 30, 1996 and since then, the Company has not held any interests in oil and gas properties. The Company was incorporated on April 25, 1980 and began operations then. The Company has been essentially dormant since April 1994. During the year ended April 1996, the Company began seeking a merger partner and this pursuit has been its primary activity since that time.

Development Stage Enterprise -- The Company returned to the development stage in November 1996 with the transfer of its final operating responsibility to others and, thereby, reducing its activities to the sole pursuit of identifying, evaluating, structuring, and completing a merger with or acquisition of a privately owned entity.


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with generally accepted accounting principles.

Loss per Share -- Loss per share is calculated by applying the treasury stock method using weighted average shares outstanding. Weighted average shares are presented on the face of the statement of operations. The 203,041,517 shares issued to Natural Gas Technologies, Inc.(discussed below) were considered to be outstanding effective April 10, 1997.

Cash Flows -- The Company considers cash to be its only cash equivalent for purposes of presenting its Statement of Cash Flows.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2:  RELATED PARTY TRANSACTIONS

As of December 31,1996, the Company was obligated to repay an advance from a related party (ML&C Trust) consisting of an unsecured 10% demand note payable of $88,907. ML&C Trust is controlled by a significant shareholder of the Company. Interest expense of $5,928 and $8,891 was incurred on this advance during the years ended April 30, 1997 and 1996, respectively. In January 1997, the Company received a capital contribution through the release of its obligation to repay this advance. The amount of the contribution included all interest which had accrued under the terms of the note.

The Company had a $250,000 judgement payable to a related party (Dynamic Investing, Inc.) at November 30, 1996. The underlying judgement occurred in 1993. Dynamic Investing, Inc. is owned by the president of the Company. In December 1996, the Company received a capital contribution through the release of this judgement from the related party at no cost to the Company.

The Company had a total of $501,261 owed to related parties arising from the advance, accrued interest, and judgment described above as well as other amounts received to cover general expenses. Essentially all of this indebtedness was contributed as additional paid in capital during December 1996 and January 1997.


NOTE 3:  MERGER AGREEMENT WITH NATURAL GAS TECHNOLOGIES, INC.

On January 2, 1997, the Company entered into a Letter of Intent (LOI), amended subsequently via a supplemental letter dated March 17,1997, with Natural Gas TechnoIogies, Inc., a Texas corporation. In accordance with the LOI, NGT loaned the Company $100,000 pursuant to a non-interest bearing, convertible note dated February 4, 1997 (Note), and the loaned funds were placed in escrow. The Note was converted on April 10, 1997 into 203,041,517 common shares, which were all of the remaining authorized but unissued common shares of the Company. Conversion occurred after the Company had filed all of the required reports pursuant to the Securities Exchange Act of 1934, as amended, and after the Company had obtained a waiver from a bank of the Company's commitment in connection with a compromise and settlement agreement related to a bank debt forgiveness in July 1991. This commitment was the maintenance of the bank's ownership interest at a constant 8.9976% through issuance of additional common stock as needed. Upon conversion, loaned funds were released from escrow to the Company for use in satisfying all existing debts and encumbrances and settling all claims against it.

The LOI further provides for a share exchange transaction whereby the shareholders of NGT are to be issued additional shares in the Company such that these shareholders will own a total of 95 percent of the total issued and outstanding common shares of the Company and NGT would become a wholly owned subsidiary of the Company. This ratio of ownership between NGT shareholders and the previous shareholders is for NGT shareholders and for transactions effective April 1, 1997 and prior. Subsequent transactions in NGT shares are not included in this ratio and must be approved as to value by the Board of Directors of the Company. The share exchange will occur after the Company holds a shareholder meeting for the purpose of (I) approving a reverse split of the Company's common stock which will result in additional common shares being made available in order to issue shares in the shares exchange; (ii) authorizing 10,000,000 shares of no par value preferred stock (Approximately 25,000 of these will be designated for exchange with NGT preferred shareholders in the share exchange and the remaining 9,975,000 will be reserved for future issuance at the discretion of the Board of Directors.); and (iii) approving certain other amendments to the Company's Articles of Incorporation.


NOTE 4:  PRO FORMA COMBINED FINANCIAL INFORMATION

The following table sets forth the pro forma combined balance sheet and results of combined operations of the Company and NGT as though the entities had been combined for the entire year. These combined statements presume that the Company will acquire 100% of the outstanding common and preferred shares of NGT in exchange for the issuance of previously unissued shares. This issuance, coupled with the conversion of the note as described above into Company shares will cause NGT shareholders as of April 2, 1997 to own 95% of the Company. NGT is to return the shares it received in the note conversion to the Company for distribution to NGT stockholders as part of the share exchange. This transaction qualifies as a purchase for accounting purposes. However, the transaction also is considered to be a reverse merger whereby NGT will be considered to be the acquirer for accounting purposes. As such, there are no adjustments to the carrying value of NGT assets and liabilities to reflect current fair values and the Company has no assets and liabilities that require adjustment.

As mentioned above, a portion of the transaction agreement calls for the Company to reverse split its outstanding shares after the note conversion by a factor of one share for 240.597 shares. The following table presents summarized audited balance sheets for the two entities at April 30, 1997 and the pro forma results of the combination. Estimated adjustments to the balance sheet required as a direct result of the acquisition plan and the transactions contemplated therein consist solely of the adjustments required due to the reverse stock split and the issuance of new shares by the Company to the NGT shareholders. There are no balance sheet eliminations due to consolidation because there are no intercompany balances.

The second table presents pro forma results of operations for the combined entities. The adjustments consist of the elimination of the non-recurring transactions of the Company during the year.


                   Pro Forma Combined Balance Sheet


                                      Lyric                           NGT

              Assets
Current assets                              -                         820,132
Fixed assets (net of depreciation
  and depletion                             -                       8,558,348
Other assets                                -                         474,260
                                  ____________                    ____________
  Total Assets                    $         -                     $ 9,852,740
                                  ____________                    ____________
                                  ____________                    ____________

     Liabilities and Equity
Liabilities:
Current liabilities                         -                         425,305
Notes payable                               -                       3,000,000
Redeemable Preferred A stock                -                          38,388
Minority interest in subsidiary             -                          28,427

Stockholders' equity:
Preferred B stock                           -                         265,440
Common stock                        2,500,000                           4,014
Additional paid in capital            224,222                       7,322,860
Deferred services and stock
  receivable                                -                        (319,000)

Retained (deficit)                 (2,724,222)                       (912,694)
                                  ____________                    ____________

  Total stockholders' equity                -                       6,360,620
                                  ____________                    ____________
Total Liabilities and
  Stockholders' Equity            $         -                     $ 9,852,740
                                  ____________                    ____________
                                  ____________                    ____________



                    Pro Forma Results of Operations


                                      Lyric                           NGT

Revenues                          $         -                     $   100,987
                                  ____________                    ____________

LOE and production taxes                    -                         103,646
Depreciation, depletion and
  amortization                              -                          50,394
Management and consulting costs        35,000                          80,000
Legal and professional                      -                          44,816

Other expenses                            593                          49,668
                                  ____________                    ____________
  Total operating expenses             35,593                         328,524
                                  ____________                    ____________
(Loss from Operations)                (35,593)                       (227,537)
Interest income                             -                             715

Interest expense                       (5,928)                        (43,648)
                                  ____________                    ____________

Net (Loss)                        $   (41,521)                    $  (270,470)
                                  ____________                    ____________
                                  ____________                    ____________
Net (Loss) per share



                   Pro Forma Combined Balance Sheet (Contd.)


                                      Adjust-                       Pro Forma
                                       ments                         Combined

              Assets
Current assets                              -                         820,132
Fixed assets (net of depreciation
  and depletion                             -                       8,558,348
Other assets                                -                         474,260
                                  ____________                    ____________
  Total Assets                    $         -                     $ 9,852,740
                                  ____________                    ____________
                                  ____________                    ____________

     Liabilities and Equity
Liabilities:
Current liabilities                         -                         425,305
Notes payable                               -                       3,000,000
Redeemable Preferred A stock                -                          38,388
Minority interest in subsidiary       (28,427)                              -

Stockholders' equity:
Preferred B stock                           -                         265,440
Common stock                       (2,461,898)                         42,116
Additional paid in capital           (233,897)                      7,313,185
Deferred services and stock
  receivable                                -                        (319,000)

Retained (deficit)                  2,724,222                        (912,694)
                                  ____________                    ____________

  Total stockholders' equity           28,427                       6,389,047
                                  ____________                    ____________
Total Liabilities and
  Stockholders' Equity            $         -                     $ 9,852,740
                                  ____________                    ____________
                                  ____________                    ____________



                    Pro Forma Results of Operations (Contd.)

                                      Adjust-                       Pro Forma
                                       ments                         Combined

Revenues                          $         -                     $   100,987
                                  ____________                    ____________

LOE and production taxes                    -                         103,646
Depreciation, depletion and
  amortization                              -                          50,394
Management and consulting costs       (35,000)                         80,000
Legal and professional                      -                          44,816

Other expenses                           (593)                         49,668
                                  ____________                    ____________
  Total operating expenses            (35,593)                        328,524
                                  ____________                    ____________
(Loss from Operations)                 35,593                        (227,537)
Interest income                             -                             715

Interest expense                        5,928                         (43,648)
                                  ____________                    ____________

Net (Loss)                        $    41,521                     $  (270,470)
                                  ____________                    ____________
                                  ____________                    ____________
Net (Loss) per share                                              $      (.07)
                                                                  ____________
                                                                  ____________


NOTE 5:  INCOME TAXES

As of April 30, 1997 and 1996, Lyric had accumulated deficits of $2,724,222 and $2,682,701. However, operating loss carry-forwards for income tax purposes vary from these amounts due to differences in the tax treatment of various items. These loss carry-forwards, which may provide future benefits, expire as shown in the following table. Investment tax credits are accounted for on the flow through method. A merger or acquisition will, in all likelihood, limit the availability of these net operating losses as deductions against future taxable income of a combined entity.

                       Amount of
                    Operating Loss                               Investment
       Year of          Carry-                    Year of        Tax Credit
      Expiration       Forwards                 Expiration    Carry-Forwards
        2001        $   139,783                     1998      $     6,000
        2002            201,086                     2001            1,000
                                                              ____________
        2003            238,676                               $     7,000
                                                              ____________
                                                              ____________
        2004            257,086
        2005            354,420
        2006            305,119
        2007            839,730
        2008            220,172
        2009             78,986
        2010             78,980
        2011             37,018
                    ____________
                    $ 2,751,056
                    ____________
                    ____________


The provision for income tax is as follows:
                                                     1997            1996
  Current
    Federal                                    $         -        $         -
  Deferred
    Federal                                       (935,359)          (922,773)
    Less allowance                                 935,359            922,773
                                               ____________       ____________

  Total                                        $         -        $         -
                                               ____________       ____________
                                               ____________       ____________

A reconciliation of income tax at the statutory rate to the Company's effective rate at April 30, 1997 and 1996 indicates that the expected statutory rate for each of these years is 0%. The effective tax rate is also 0%.

The deferred tax asset and liabilities are comprised of the following at April 30, 1997 and 1996:

                                       1997                     1996

                             Assets     Liabilities     Assets    Liabilities
  Net operating losses
    carried forward       $  935,359              -    922,773              -
    Less valuation
      allowance             (935,359)             -   (922,773)             -
                          ___________   ____________ __________   ____________
  Gross deferred tax
    assets and
    liabilities           $        -    $         -  $       -    $         -
                          ___________   ____________ __________   ____________
                          ___________   ____________ __________   ____________

Due to the way future utilization of tax benefits is analyzed under SFAS 109, an allowance for the full amount of the benefits that may arise from operating loss carry-forwards has been made and no asset has been recorded as a result at April 30, 1997.


NOTE 6:  CONTINGENCY

The Company has been contesting a suit to recover legal fees and court costs pertaining to a previous action. This case was tried and on April 23, 1997, the court awarded a judgment totaling approximately $59,905, including interest. The Company was not the sole defendant in this case, although the liability is joint and several, and the judgment is expected to be appealed. Additionally, Lyric has obtained an indemnification agreement against loss from Stahl Petroleum Company, another defendant in the suit and previously a related party. Management anticipates that this action will have no effect on the Company.


NOTE 7:  SUBSEQUENT EVENTS

All subsequent events relate to transactions incurred by NGT. The notes of NGT's financial statements should be read in conjunction with these notes for a description of subsequent events.



NOTE 8:  GOING CONCERN

The Company has been relatively inactive during the past three years due to a shortage of operating assets and working capital. Additionally, the Company has been operating under significant debt load. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company reentered the development stage in November 1996 when it transferred its last operations to another operator and reinforced its search for a merger or acquisition target in order to carry on the operations of the target Company. The Company signed a Letter of Intent to merge with Natural Gas Technologies, Inc. (NGT) in January 1997. In April 1997, NGT acquired an 81% ownership interest in the Company in a first step toward a merger. The ability of the Company to continue as a going concern is dependent on the completion of this transaction. There are no adjustments of financial statement information required should the Company be unable to continue as a going concern.



                      NATURAL GAS TECHNOLOGIES, INC.
                            and SUBSIDIARIES



                AUDITED CONSOLIDATED FINANCIAL STATEMENTS


                           For the Years Ended
                         April 30, 1997 and 1996



                       ROBERT EARLY & COMPANY, P.C.
                       CERTIFIED PUBLIC ACCOUNTANTS



          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
NATURAL GAS TECHNOLOGIES, INC.
Abilene, Texas

We have audited the accompanying consolidated balance sheets of Natural Gas Technologies, Inc. and Subsidiaries as of April 30, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity/(deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Gas Technologies, Inc. and Subsidiaries as of April 30, 1997 and 1996, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.




Robert Early & Company, P.C.
Abilene, Texas

July 18, 1997



          2500 S. Willis-Suite 200-Abilene, TX 79605-(915) 691-5790



              NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
                            Balance Sheets
                       April 30, 1997 and 1996


                                                    1997              1996
                                Assets
Current Assets:
Cash                                           $   816,725        $       506
Accounts receivable                                  3,407                  -
                                               ____________       ____________
  Total Current Assets                             820,132                506
                                               ____________       ____________

Fixed Assets:
Oil and gas properties (full cost method,
  $637,496 has been excluded from amortization
  as an unproved cost)                           8,632,425          1,473,333
 Accumulated depreciation and depletion           (114,077)           (64,926)
Equipment not in service                            40,000                  -
                                               ____________       ____________
  Total fixed assets                             8,558,348          1,408,407
                                               ____________       ____________

Other Assets:
Patent and product license (net of amortization
  of $2,000)                                       358,000                  -
Investment in Wagman Petroleum, Inc. stock          14,464             14,464
Security deposit                                     3,049                  -
Goodwill (net of amortization of $1,667)            98,333                  -
Organizational costs (net of amortization of
  $1,496 and $1,114)                                   414                796
                                               ____________       ____________
  Total Other Assets                               474,260             15,260
                                               ____________       ____________

    TOTAL ASSETS                               $ 9,852,740        $ 1,424,173
                                               ____________       ____________
                                               ____________       ____________

                 Liabilities and Stockholders' Equity
Liabilities
  Accounts payable (primarily to related
    party)                                     $   291,031        $    38,205
  Accrued interest                                  40,109                 80
  Advances and amounts due officers                  1,136                  -
  Note payable to related party                     79,067                  -
  Current portion of notes payable                  13,962             18,794
                                               ____________       ____________
    Total Current Liabilities                      425,305             57,079

  Notes payable (net of current portion)         3,000,000             15,434
                                               ____________       ____________

    TOTAL LIABILITIES                            3,425,305             72,513
                                               ____________       ____________


Redeemable Preferred stock, 1994 Series A
  $4.00 par value (500,000 shares authorized,
  9,597 outstanding)                                38,388             38,388
Minority interest in consolidated subsidiary        28,427                  -

Stockholders's Equity
  Preferred stock, 1994 Series B  $4.00 par
    value (500,000 shares authorized, 66,360
    and 210,736 outstanding)                       265,440            842,944
  Common stock, $.001 par value (10,000,000
    shares authorized, 4,014,390 and
    2,805,014 outstanding)                           4,014              2,806
  Additional paid-in capital                     7,322,860          1,181,564
  Deferred services and director fees             (160,000)          (100,833)
  Receivable for stock issued to officers         (159,000)                 -
  Retained (deficit)                              (912,694)          (613,209)
                                               ____________       ____________
    Total Stockholders' Equity                   6,360,620          1,313,272
                                               ____________       ____________

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                   $ 9,852,740        $ 1,424,173
                                               ____________       ____________
                                               ____________       ____________



The accompanying notes are an integral part of these financial statements.



             NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
                       Statements of Operations
             For the years ended April 30, 1997 and 1996



                                                    1997              1996

Oil and gas revenues                           $   100,987        $   133,030
Other income                                             5              3,915
                                               ____________       ____________
  Total Revenues                                   100,992            136,945
                                               ____________       ____________

Expenses:
  Production taxes                                   5,191              4,608
  Lease operating expenses                          98,455            114,410
  Depreciation, depletion and amortization          50,394             40,962
  Professional fees                                 44,816             10,571
  Management and consulting fees                   115,000             90,000
  Rent                                               7,249              4,200
  Printing and distribution                          1,015              2,092
  Director fees                                     20,833             50,000
  Taxes                                              3,658              1,885
  Travel                                             7,610                250
  Offering costs                                         -              4,000
  Other expenses                                     9,896              6,591
  Minority interest in loss of consolidated
    subsidiary                                      (6,573)                 -
                                               ____________       ____________
    Total Expenses                                 357,544            329,569
                                               ____________       ____________

(Loss) from Operations                            (256,552)          (192,624)

  Interest income                                      715                  -
  Interest expense                                 (43,648)           (28,207)
                                               ____________       ____________

  NET (LOSS)                                      (299,485)          (220,831)

    Less unpaid preferred stock dividend
      claims for the year                            9,604              9,604
                                               ____________       ____________

  Net (loss) attributable to common
    shareholders                               $  (309,089)       $  (230,435)
                                               ____________       ____________
                                               ____________       ____________

(Loss) per share data:
  Primary                                      $     (0.11)       $     (0.09)
                                               ____________       ____________
                                               ____________       ____________
  Primary, attributable to common shares             (0.10)             (0.10)
                                               ____________       ____________
                                               ____________       ____________

  Fully diluted                                $     (0.10)       $     (0.08)
                                               ____________       ____________
                                               ____________       ____________
  Fully diluted, attributable to common
    shareholders                                     (0.11)             (0.09)
                                               ____________       ____________
                                               ____________       ____________



The accompanying notes are an integral part of these financial statements.



                NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
                Statement of Changes in Stockholders' Equity
                For the years ended April 30, 1997 and 1996



                                              Preferred Stock
                                  Series 1994-A              Series 1994-B
                               Shares       Amount       Shares       Amount
BALANCES, April 30, 1995        9,597     $  38,388      210,736    $ 842,944

Stock issued for:
  Related party liabilities         -             -            -            -
  Oil and gas interests             -             -            -            -
  Liabilities to third parties      -             -            -            -
  Promotional services              -             -            -            -
Net (loss)                          -             -            -            -
                              __________  __________    __________  __________


BALANCES, April 30, 1996        9,597        38,388      210,736      842,944

Stock issued for:
  Cash                              -             -            -            -
  Deferred promotional
    services                        -             -            -            -
  Oil and gas interests             -             -            -            -
  Stock of Interior Energy,
    Inc.                            -             -            -            -
  Patent license                    -             -       50,000      200,000
Conversion of preferred to
  common                            -             -     (194,376)    (777,504)
Net (loss)                          -             -            -            -
                              __________  __________    __________  __________

BALANCES, April 30, 1997        9,597     $  38,388       66,360    $ 265,440
                              __________  __________    __________  __________
                              __________  __________    __________  __________



The accompanying notes are an integral part of these financial statements.



                NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
            Statement of Changes in Stockholders' Equity (Contd.)
                For the years ended April 30, 1997 and 1996



                                                        Common Stock

                                                  Shares             Amount
BALANCES, April 30, 1995                        2,190,130         $     2,190

Stock issued for:
  Related party liabilities                       381,655                 382
  Oil and gas interests                            22,624                  23
  Liabilities to third parties                     10,605                  11
  Promotional services                            200,000                 200
Net (loss)                                              -                   -
                                               ___________        ____________

BALANCES, April 30, 1996                        2,805,014               2,806

Stock issued for:
  Cash                                            225,000                 225
  Deferred promotional
    services                                      200,000                 200
  Oil and gas interests                           120,000                 120
  Stock of Interior Energy,
    Inc.                                          370,000                 370
  Patent license                                  100,000                 100
Conversion of preferred to
  common                                          194,376                 193
Net (loss)                                              -                   -
                                               ___________        ____________

BALANCES, April 30, 1997                        4,014,390         $     4,014
                                               ___________        ____________
                                               ___________        ____________



The accompanying notes are an integral part of these financial statements.



                NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
            Statement of Changes in Stockholders' Equity (Contd.)
                For the years ended April 30, 1997 and 1996



                                   Additional       Deferred       Accumulated
                                    Paid-In        Services &        Earnings
                                    Capital          Other           (Deficit)

BALANCES, April 30, 1995           $   332,712     $   (70,833)   $  (392,378)

Stock issued for:
  Related party liabilities            622,605               -              -
  Oil and gas interests                 45,226               -              -
  Liabilities to third parties          21,221               -              -
  Promotional services                 159,800         (80,000)             -
Net (loss)                                   -          50,000       (220,831)
                                   ____________    ____________   ____________

BALANCES, April 30, 1996             1,181,564        (100,833)      (613,209)
Stock issued for:
  Cash                               1,574,775        (159,000)             -
  Deferred promotional
    services                           159,800        (160,000)             -
  Oil and gas interests                839,880               -              -
  Stock of Interior Energy,
    Inc.                             2,589,630               -              -
  Patent license                       199,900               -              -
Conversion of preferred to
  common                               777,311               -              -
Net (loss)                                   -         100,833       (299,485)
                                   ____________    ____________   ____________

BALANCES, April 30, 1997           $ 7,322,860     $  (319,000)   $  (912,694)
                                   ____________    ____________   ____________
                                   ____________    ____________   ____________



The accompanying notes are an integral part of these financial statements.



              NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
                         Statements of Cash Flows
               For the years ended April 30, 1997 and 1996

                                                    1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $  (299,485)       $  (220,831)
Adjustments to reconcile net income/(loss) to
  net cash provided by operations:
  Depreciation, depletion and amortization          50,394             40,962
  Amortization of directors fees                    20,833             50,000
  Recognition of deferred services as
    consulting fees                                 80,000             80,000
  Stock issued to related party as interest
    payment                                              -             24,681
(Increase)/decrease in:
  Accounts receivable                               (3,407)                 -
  Security deposit                                  (3,049)
Increase/(decrease) in:
  Accounts payable                                 252,826             21,975
  Accrued expenses                                  40,029            (32,033)
  Minority interests                                28,427                  -
                                               ____________       ____________
NET CASH (USED) BY OPERATING ACTIVITIES            166,568            (35,246)
                                               ____________       ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for drilling costs and oil & gas
    leases                                        (679,042)                 -
  Purchase of lease and well equipment             (47,244)           (22,226)
  Goodwill acquired in Lyric Energy
    acquisition                                   (100,000)                 -
                                               ____________       ____________
NET CASH (USED) BY INVESTING ACTIVITIES           (826,286)           (22,226)
                                               ____________       ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                1,416,000                  -
  Advances from related parties                     80,203             23,730
  Note proceeds                                          -             35,000
  Note payments                                    (20,266)              (771)
                                               ____________       ____________
NET CASH PROVIDED BY FINANCING ACTIVITIES        1,475,937             57,959
                                               ____________       ____________

  Increase/(decrease) in cash for period           816,219                487
    Cash, Beginning of period                          506                 19

    Cash, End of period                        $   816,725        $       506
                                               ____________       ____________
                                               ____________       ____________

Supplemental Disclosures:
  Cash payments for:
    Interest                                   $     2,525        $       772
    Income taxes                                         -                  -

  Stock issued for:
    Professional services                      $         -        $    80,000
    Prepaid professional services                  160,000             80,000
    Oil and gas properties                         840,000             49,157
    Acquisition of Interior Energy, Inc.         2,603,043                  -
    Reductions of accounts, notes, and
      interest payable                                   -            644,218
    Acquisition of patent license and
      related equipment                            400,000                  -
  Assumption of debt related to oil and gas
    properties                                   3,000,000                  -



The accompanying notes are an integral part of these financial statements.



              NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
                Notes to Consolidate Financial Statements
                         April 30, 1997 and 1996


GENERAL:

Natural Gas Technologies, Inc. (NGT or "the Company") was incorporated on April 26, 1993 and began operations in June 1993. NGT acquired interests in various oil and gas properties in February and June 1994 and has been active in this industry since then. The nature of the oil and gas industry lends itself to uncertainties and risks. During the years presented, NGT's producing interests were primarily concentrated in Central West Texas. During the year ended April 1997, the Company has acquired oil and gas properties with significant reserves. (See Note 6.) The Company has also acquired a license for a patented blending procedure for automotive fuel. (See Note 8.) Subsequent to April 30, 1997, NGT has drilled on a portion of its properties with good success and has arranged to acquire additional properties.

In April 1997, NGT acquired 100% ownership of Interior Energy, Inc. (IEI) in exchange for 370,000 shares of common stock and a cash payment of $500,000. The primary purpose of this acquisition was to obtain a significant set of oil leases in North Texas, the sole asset of this entity. Also in April 1997, the Company acquired ownership of 81% of Lyric Energy, Inc. (Lyric) by converting a $100,000 loan to unissued Lyric stock. Lyric is a publicly traded entity that has been essentially dormant for the last three years. These transactions are being accounted for as purchases and are described in further detail at Note 2.


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of NGT conform with generally accepted accounting principles and to general practices within the oil and gas industry. Policies that materially affect the determination of financial position, changes in financial position, and results of operations are summarized as follows:

Fiscal year end--The Company utilizes a fiscal year ending on April 30.

Consolidation--The accompanying consolidated financial statements include the accounts of the Company and both of its subsidiaries, IEI and Lyric. Intercompany transactions and balances have been eliminated in consolidation.

Federal Income Taxes--For Federal income tax purposes, NGT reports its operations on the accrual basis of accounting. Depreciation is calculated using the MACRS percentages. First year expensing under Section 179 is utilized when it is available and has been determined to be advantageous. For the year ending April 30, 1997, NGT is filing a consolidated tax return with IEI for the period after acquisition to April 30, 1997. Lyric will file a separate return.

Statement No. 109 (SFAS 109) "Accounting for Income Taxes" requires that a liability approach to providing for deferred taxes be used. That is, deferred taxes must be established for all temporary differences between the book and tax bases of assets and liabilities. (See Note 11.)

Oil and Gas Properties--The Company records its oil and gas producing activities under the full cost method of accounting, and accordingly, capitalizes all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded until the proceeds from dispositions exceed the Company's basis in the full cost pool.

Depletion and amortization are computed on a composite units-of-production method based on estimated proved reserves. All leasehold, equipment, and intangible costs associated with oil and gas properties are currently included in the base for computation and amortization unless the property has not been evaluated and no estimated reserves have been included for the property in the Company's total reserves. Approximately 17% of the Company's proved reserves were estimated by Company personnel based on previous work done by a petroleum engineer. The remainder of the Company's reserves were reviewed and estimated by a registered petroleum engineer. Included in these properties reviewed by the engineer were significant acquisitions during the current year. All of the Company's reserves are located within the United States.

Earnings per Share--Primary earnings per share are computed on the basis of weighted average number of common shares actually outstanding. Fully diluted earnings per share are computed based on the increased number of shares that would be outstanding assuming that preferred shares outstanding at the first of the year were converted at the first of the year. Preferred shares issued during the year are assumed to be converted on the date of issuance.

The following table presents a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computation of fully diluted earnings/(loss) per share:

                                                        1997          1996
     Primary
       Weighted average number of shares actually
         outstanding                                 2,860,393      2,398,254
                                                     _________      _________
                                                     _________      _________

     Fully diluted
       Weighted average number of shares actually
         outstanding                                 2,860,393      2,398,254
       Preferred shares                                 31,027        221,293
                                                     _________      _________
                                                     2,891,420      2,619,547
                                                     _________      _________
                                                     _________      _________

At the end of each of the years presented, the Company had contractually or otherwise committed to issue common and/or preferred shares but the stock certificates had not actually been issued. These shares have been included as issued in the outstanding shares presented in the balance sheet and the statement of changes in stockholders' equity. They have also been included in weighted average earnings per share as of the effective date of the agreement rather than the date certificates were ultimately issued.

Cash and Cash Flows--The Company considers cash to be its only cash equivalent for purposes of presenting its Statement of Cash Flows. The Company had cash at two banks at April 30, 1997. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 1997, the Company had a total balance of $806,702 on deposit with Texas Central Bank, N.A.

Amortization--Goodwill, which represents the excess of the cost of acquiring Lyric over the fair value of its net assets at the date of acquisition, is being amortized on the straight line method over five years.

The Company is also amortizing organization costs on the straight line method over five years.

During the year ended April 1997, the Company acquired a patent license. This license is discussed in more detail at Note 8. The cost attributed to the license is being amortized over the remaining term of the patent (fifteen years).

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Environmental Issues--The oil and gas industry is regulated in Texas by the Texas Railroad Commission (RRC) and Texas Natural Resources Conservation Commission. Leases are operated under permits from the RRC. Failure to comply with regulations could result in interruption or termination of the operations. Additionally, upon cessation of use, the wells require plugging and site cleanup. Costs of voluntary termination and remediation have been estimated to be insignificant on a well by well basis and are expected to be recorded as incurred.

New Accounting Pronouncements--During the year ended April 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) issued by the Financial Accounting Standards Board (FASB). This standard establishes guidelines regarding when impairment losses on long-lived assets, which includes plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. No material effects on NGT's financial position or results of operations were incurred on adoption of this standard.

Also, during the year ended April 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) issued by the FASB. This standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not currently have any stock based compensation plans in place and no disclosures or cost has been made due to this fact. The Company will, should it enter into any such plans, disclose the plan's effects in the notes in accordance with the provisions of SFAS 123. The Company has recorded all stock transactions with non-employees on a fair value basis has not realized any material effects on its financial position or results of operations in adopting this standard.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) which is effective for the Company's fiscal year beginning April 1, 1997 (financial statements issued after December 15, 1997). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS). Some of the changes made to current EPS standards include (I) eliminating the presentation of primary EPS and replacing in with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three present materiality provisions, and (iii) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement, as well as a reconciliation of the numerators and denominators used in the two computations of EPS. Basic EPS is defined by SFAS 128 as net income from continuing operations divided by the average number of common shares outstanding without consideration of any common stock equivalents which may be dilutive to EPS. Implementation of SFAS is not expected to have any material effect on the Company's EPS.

Advertising Costs--All advertising costs are expensed as incurred.


NOTE 2:  INVESTMENTS IN STOCKS AND ACQUISITIONS OF SUBSIDIARIES

In 1994, NGT acquired approximately 2% of the outstanding shares of Wagman Petroleum, Inc. (WPI) from unrelated parties in exchange for NGT common shares. As discussed at Note 4, WPI is considered a related party. WPI is not a subsidiary. There is no market for these shares. Their value has been determined based on an estimate of the future value of WPI at the time of acquisition. The Company intends to hold this investment for the foreseeable future.

In January 1997, NGT loaned $100,000 to Lyric Energy, Inc. This loan was made pursuant to a letter of intent to convert the loan into Lyric stock. The conversion of the loan to stock was contingent upon Lyric bringing its public filings up to date, clearing old liabilities, and obtaining waivers for certain restrictive covenants. Lyric had been essentially dormant for the two years ended April 1996 and was seeking merger candidates. The contingencies noted in the letter of intent and in a due diligence review were all removed and on April 10, 1997, Lyric effectively issued 203,041,517 common shares to NGT for the conversion of the note. This resulted in NGT owning approximately 81% of the outstanding Lyric shares. Lyric is in the process of filing an information statement with the Securities and Exchange Commission and, upon acceptance of the filing, will hold a stockholders' meeting to approve a reverse split, authorize preferred shares, and approve a share exchange with NGT shareholders in order to merge the two companies. Upon completion of the merger, Lyric will change its name to Natural Gas Technologies, Inc. Lyric is currently publicly traded on the bulletin board system. This transaction has been being accounted for as a purchase. As previously noted, Lyric has been primarily dormant. Only the results of operations of this entity after the date of acquisition are included in the accompanying financial statements.
The total cost of acquiring Lyric, as indicated above, was $100,000 which exceeded the fair value of its net assets by $100,000. This amount has been recognized as goodwill and is being amortized on the straight-line method over five years.

On April 1, 1997, NGT paid $500,000 and issued 370,000 shares of common stock for all of Interior Energy, Inc.'s (IEI) outstanding shares. NGT acquired IEI subject to a note payable to third parties for $3,000,000 that arose from the purchase of the Waggoner M and East Milham Sand Unit leases. As part of the purchase, NGT assumed full liability for the balance of the note. Prior to the acquisition of these leases, IEI had been dormant since the early 1980s. This business combination has also been accounted for as a purchase. The total cost of acquiring IEI was $6,090,000 including the note assumption.
This amount was attributed to the fair value of the oil properties and there was no excess to be recognized as goodwill. The accompanying financial statements include the activities of IEI since the date of acquisition. Activities prior to that date have been eliminated.

The following summarized pro forma (unaudited) information assumes that both of these acquisitions occurred on May 1, 1996. There is no impact on the amounts which would be presented if the acquisition had occurred on May 1, 1995 because neither IEI or Lyric were carrying on activities that would be continuing had the entities been combined during the year ended April 1996. There were no extraordinary items to be considered.

     Net revenues                                      $   106,316
                                                       ____________
                                                       ____________
     Net income                                           (319,048)
                                                       ____________
                                                       ____________
     Earnings per share:
       Primary                                               (0.10)
                                                       ____________
                                                       ____________
       Fully diluted                                         (0.10)
                                                       ____________
                                                       ____________


NOTE 3:  STOCK TRANSACTIONS

During 1993, NGT issued 150,000 common shares and options to purchase 100,000 additional shares of restricted stock at an exercise price of $4 per share to Warren Donahue of Volvo America as compensation for his agreeing to serve as a director of NGT for three years. These options were to commence six months following the close of a public offering and expire four years after commencement. Deferred Director Fees of $150,000 was recorded as a result of this transaction. No additional costs were recorded for the options due to the relationship of the exercise price to the stock price at the time of issuance.

During the year ended April 1995, NGT authorized 1,000,000 preferred shares and designated it as Series 1994-A (Preferred A) and Series 1994-B (Preferred
B). Both of these series have a 9.25% cumulative annual dividend. Preferred A shares are convertible to common shares on a 1.1 for 1 basis and may be called by the Company at five cents per share if the trading price of the common shares exceeds seven dollars for twenty consecutive trading days. They also are subject to a mandatory redemption at par five years from the effective date of issuance. Preferred B shares automatically convert to common on a one for one basis if the trading price of the common shares exceeds five dollars per share for ten consecutive trading days. All of the outstanding preferred shares became convertible at the option of the holder at May 1, 1996.

During the year ended April 1996, NGT approved a request by its president and WPI to issue 26,661 and 354,994 common shares, respectively, in exchange for the complete liquidation of unreimbursed expenses, advances, accrued interest, and the note balance due to WPI. WPI also waived its right to unpaid and future dividends on the Preferred B shares which it held as part of the exchange for common shares. Additionally, NGT negotiated an agreement to pay off certain legal fees connected with an aborted offering via the issue of 10,605 common shares. It also finalized an agreement with a third party regarding specific oil and gas interests that was effective May 1, 1995 through the issue of 22,624 common shares and the assumption of $17,000 of unpaid lease operating expenses.

In February 1996, NGT entered into an agreement for the provision of public relations, identification of funding sources, merger candidates, etc. services with a third party. These services were to be rendered over a primary period ending in December 1996 with provisions for extensions as approved by both parties. The agreement called for a cash payment of $25,000 and 500,000 shares of stock. The shares were to be issued on a milestone basis with 200,000 shares issued at the commencement of the agreement. One-half of the original shares were for services to be rendered after April 30, 1996, were recorded as Deferred Services at that date, and have been included in expenses during the year ended April 1997. An additional 200,000 shares were issued during April 1997 in anticipation of meeting additional milestones after the fiscal year end and have been reported as Deferred Services at April 30, 1997. The remaining 100,000 shares called for under this agreement are to be issued after the achievement of specified events. The agreement calls for all of these shares to be registered in any registration pursued by NGT.

During the year ended April 1997, the Company issued 225,000 common shares to its directors on the basis of $7 per share. Of the total $1,575,000 to be received, the directors did not pay $159,000 until June 1997, after the year end. Due to the relationship of this receivable to stock issuance, it has been presented as an offset in Stockholder's Equity until collected. Additionally, the Company issued 120,000 common shares to Ray L, Inc., valued at $7 per share, and assumed a Ray L, Inc. liability to WPI of $18,000, for oil and gas leases in Runnels County, Texas. A license to use patented processes and facilities (see Note 8) was acquired for 50,000 Preferred B shares and 100,000 common shares. The Company also issued 370,000 common shares for the stock of Interior Energy and 200,000 common shares for deferred services.


NOTE 4:  TRANSACTIONS WITH RELATED PARTIES

Through March 31, 1997, NGT reimbursed WPI for rent, postage, travel and other office expenses. The Company's president owns approximately 45% of the outstanding stock of WPI and also serves as its president. Office rent reimbursement to WPI totaled $4,200 for both 1997 and 1996. Other reimbursed costs are not material. Additionally, WPI operates essentially all of the properties in which NGT has interests. As operator, WPI incurs expenses for drilling, reworking, and normal lease operating expenses and then charges them out to the respective interest owners. Currently, WPI collects a portion of NGT's gas production revenues and offsets them against amounts that are due from NGT. At April 30, 1997 and 1996, NGT owed WPI $134,982 and $5,206, respectively, for accounts payable. The bulk of the balance at 4/30/97 is due to drilling and reworking on the properties that NGT has recently acquired and reworking interests previously held which occurred during March and April 1997. WPI also advanced funds to NGT for other expenses during March 1997. These advances were reduced to a demand note for $79,067 effective April 30, 1997. This note bears interest at 5% per annum.


During the year ended April 1996, a note payable to WPI with a balance of $396,988, accrued interest of $24,681, and other liabilities owed to WPI in the amount of $89,997 were repaid through the issuance of 354,994 common shares. As part of this transaction, WPI also waived its rights to unpaid past and future dividends on the Preferred B shares it held. Additionally during the year ended April 1996, the Company's president accepted 26,661 shares as payment for unreimbursed expenses and cash advances in lieu of cash repayments.

During the year ended April 1997, the Company's directors acquired stock (as discussed at Note 3), loaned funds to the Company, and were reimbursed for business expenses. During February 1997, the directors loaned $100,000 based on a demand note bearing interest at 5% per annum. In April 1997, this note was converted as partial payment for the stock issued to them as described at
Note 3. Interest expense of $1,014 was incurred during the period this note was outstanding.


NOTE 5:  NOTES PAYABLE

During February 1996, the Company borrowed $35,000 from a bank in order to finance certain reworking expenses. This note bears interest at 10.5% and is due in twenty-four installments of $1,625 per month including interest. NGT gave its interest in the wells being reworked as collateral for this note. At April 30, 1997 and 1996, this note had balances of $13,962 and $34,228, respectively. The final maturity date is February 1998.

In April 1997, as part of its acquisition of IEI, NGT assumed liability for a note payable to EXP, Inc. with an original face amount of $3,475,000. This note originated with the purchase of the Waggoner M and East Milham Sand Unit leases by IEI. The note is due March 1, 1999 with no specified payments due prior to maturity although prepayment is allowed. It bears interest at 8% per annum simple interest and had a balance of $3,000,000 at April 30, 1997. Interest expense accrued on this note at April 30, 1997 totaled $40,110.

The Company also had notes payable to its directors and WPI during the year and as of April 30, 1997. (See Note 3.)


NOTE 6:  OIL AND GAS PROPERTIES

NGT acquired interests in oil and gas properties from WPI during February 1994 which were recorded at predecessor cost in accordance with related party transaction requirements. Effective in July 1994, the Company acquired additional interests in these same properties from unrelated third parties in exchange for stock. These interests are all located in Central West Texas.

During March 1997, IEI acquired the leases making up two proved properties in Wilbarger County, Texas. These leases both have produced oil for a number of years. One of these leases, the Waggoner M lease (M lease), is currently only producing at the minimum level required to keep the lease from expiring for lack of activity. The other leases comprise the East Milham Sand Unit
(EMSU). The EMSU has had limited production in recent years. However, engineering studies have indicated that these leases should still have significant reserves available using secondary production methods such as enhanced water flooding. Engineering estimates have indicated reserves under the EMSU at 885,466 barrels with future net cash flows projected at $11,255,610 and a discounted net present value of $6,850,800. No current study has been done for the M lease, although older estimates and production records indicate that it should have producible reserves in the 150,000 barrel range. These leases also contained removable equipment valued at $785,523 at the time of acquisition. Interior Energy was acquired April 1, 1997 by NGT for stock, cash, and debt assumption valued at $6,090,000, as discussed at
Note 2. All of this value is attributed to the properties described in this paragraph in these consolidated financial statements. Management has allocated $500,000 of this price to the unevaluated reserves on the M lease. After subtracting this amount and equipment on the M lease valued at $137,496, the balance has been allocated to the EMSU and its equipment. The M lease is expected to be reworked and brought into production within the year ended April 1998.

In April 1997, NGT acquired a 50% interest in five leases from Ray L, Inc. in northern Runnels County, Texas (the Norton prospect) in exchange for the assumption of a liability to WPI of $18,000 and issuance of 120,000 shares of common stock valued at $840,000. This prospect consists of inner drilling in a field that had never been fully developed during 20 years of production.
The field was essentially plugged and abandoned due to high costs of disposing of significant quantities of salt water and low prices for oil. Management has obtained engineering studies that indicate that current technology will allow improved recovery of oil in the undrilled locations. The Company completed two wells subsequent to April 1997 that have confirmed engineering estimates for the known producing zones. However, geology studies had indicated a deeper zone with hydrocarbon potential and the wells were drilled on down to test the deeper zone. Drill stem tests indicated that this deeper zone contains producible gas quantities. Management has not decided whether to produce the deeper zone first or to produce out of the shallower, previously known zone first. Engineering estimates have indicated that this prospect should contain reserves of 303,941 barrels of oil in the previously known zone. No estimates of the gas reserves contained by the deeper zone have been made at this time. The Company has also drilled a service well to deal with the water problem. Future net cash flows are estimated at $3,058,657 with a net present value of $1,189,141.

Recovery of the Company's newly acquired reserves will require significant capital expenditures. Although the Company is not committed to make these expenditures by contract or other agreement, realization of the benefits of these reserves in the near future will require the Company to obtain significant external financing or to sell portions of its reserves in order to fund development of other reserves. There is no assurance that such capital will be obtained or that there will be buyers for properties offered for sale.


NOTE 7:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 1997 and 1996:

                                                   1997              1996
     Oil and gas properties:
       Leasehold and capitalized IDC           $ 7,770,155        $ 1,443,830
       Lease and well equipment                    862,270             29,503
     Blending tower                                 40,000                  -
                                               ____________       ____________
                                                 8,672,425          1,473,333
     Less accumulated depletion                   (114,077)           (64,926)
                                               ____________       ____________
                                               $ 8,558,348        $ 1,408,407
                                               ____________       ____________
                                               ____________       ____________

Depletion totaled $49,151 and $40,580 for the years ended April 1997 and 1996, respectively. Equipment costs totaling $40,000 were idle and were not being depreciated. This $40,000 consisted of a blending tower acquired with the patent license. Costs associated with the M lease totaling $637,496 were considered to be out of service and were excluded from the depletion calculation. The M lease is expected to be placed in service during the 1998 fiscal year. The blending tower will be utilized as that aspect of the Company's business is developed. The timetable has not be set, but it is anticipated that utilization will occur within the 1998 fiscal year. There are further discussions of the oil and gas properties at Note 6 and the blending license below.


NOTE 8:  ACQUISITION OF PATENT LICENSE

During October 1996, the Company acquired a license to a patented blending process for the blending of automobile fuel. Although this process has not been tested on a large scale, the Company has had chemical engineers review the process and has reviewed the results of limited operations of the original license holder. These reviews have indicated that the concept is viable and that this fuel blend should be producible at a cost which will provide an acceptable margin for the Company while competing well with existing gasoline products. The license carries a royalty burden on a sliding scale based on the gross margin. The royalty is a percentage of gross sales at specified margins: 3% when margins are greater than $.15 per gallon, 2% when margins are $.10 to $.15 per gallon, and 1% at margins less than $.10 per gallon The Company hopes to have this portion of its business operational during the 1998 fiscal year and is in the process of negotiating for the possible purchase of a facility for the blending process. The Company issued 50,000 shares of Preferred B and 100,000 shares of common stock with a total value of $400,000 as the acquisition price for this license. Although the stock was not issued until April 1997, the value assigned to the stock was based on the value of the stock in October 1996 when the seller assigned his rights to the license to the Company.

The license was acquired after three years of efforts to obtain clear title by the seller. Ownership has been in dispute due to claims by various entities, including creditors, against the patent owner, who is insolvent, and against the original licensee, a limited partnership that failed due to mismanagement (as reported by the seller, who prevailed in obtaining the rights to transfer the license). It is not clear that the Company has an incontestable right to this license. However, Management has concluded that the Company should be able to operate under this license without repercussion as long as it pays the required royalty.


NOTE 9:  REDEEMABLE STOCK

As discussed at Note 3, the Company's Preferred A shares carry a mandatory redemption requirement. They must be redeemed at par at the end of five
years.   Effectively, both preferred stock series may be converted to common stock by the Company upon the attainment of specific circumstances as described at Note 3. In accordance with generally accepted accounting principles, the shares carrying the mandatory redemption feature have been reported separately from stockholders' equity. The redemption date for these shares is July 1, 1999.


NOTE 10:  ACCUMULATED DIVIDENDS ON PREFERRED STOCK

As discussed in Note 3, NGT has issued preferred stock that contains a provision for cumulative dividends at the rate of 9.25%. These dividends have remained undeclared and unpaid since issuance. The amounts accumulated during the years ended April 1997 and 1996 totaled $9,604 and $85,748, respectively. However, WPI waived its right to receive dividends on its preferred shares as part of the agreement to receive common shares in exchange for debt in 1996. WPI converted its Preferred B shares into common shares during April 1997.
The waiver reduced the effective cumulative amounts to $9,604 for both 1996 and 1997. Total accumulated unpaid dividends at April 30, 1997 was $26,899. The statement of operations presents net loss available to common shareholders after increasing the actual net loss for the accumulated dividend arrearage.


NOTE 11:  INCOME TAXES

As of April 30, 1997 and 1996, NGT had accumulated deficits of $912,694 and $613,209. However, operating loss carry-forwards for income tax purposes vary from these amounts due to differences in the tax treatment of various items. These loss carry-forwards, which should provide future benefits, expire as shown in the following table.

                                                  Amount of
                             Year of           Operating Loss
                           Expiration          Carry-Forward
                              2009               $301,283
                              2010                 90,343
                              2011                222,200
                              2012                278,368
                                                 ________
                                                 $892,194
                                                 ________
                                                 ________

The provision for income tax is as follows:
                                                    1997              1996
     Current
       Federal                                 $         -        $         -
       State                                             -                  -
     Deferred
       Federal                                    (222,455)          (132,473)
       State                                       (29,433)           (16,774)
       Less allowance                              251,888            149,247
                                               ____________       ____________

     Total                                     $         -        $         -
                                               ____________       ____________
                                               ____________       ____________

A reconciliation of income tax at the statutory rate to the Company's effective rate at April 30, 1997 and 1996 indicates that the expected statutory rate for each of these years is 0%. The effective tax rate is also 0%.

The following temporary differences gave rise to the deferred tax assets and liabilities at April 30, 1997 and 1996:

                                                    1997              1996
     Excess of financial accounting depletion
       over tax depletion                      $    68,228        $     2,088
     Amortization of goodwill on subsidiary
       acquisition                                   1,667                  -

The deferred tax asset and liabilities are comprised of the following at April 30, 1997 and 1996:

                                     1997                       1996

                             Assets     Liabilities     Assets     Liabilities

     Depreciation and
       depletion           $   25,137   $     -       $       -     $     769
     Goodwill                     614         -               -             -
     Net operating losses
       carried forward        226,147         -         150,017             -
       Less valuation
         allowance           (251,898)        -        (149,248)            -
                           ___________  ________      __________    __________
     Gross deferred tax
       assets and
       liabilities         $        -   $     -       $     769     $     769
                           ___________  ________      __________    __________
                           ___________  ________      __________    __________
       Net deferred tax
         liability                      $     -                     $       -
                                        ________                    __________
                                        ________                    __________

Due to the way future utilization of tax benefits is analyzed under SFAS 109, an allowance for the full amount of the benefits that may arise from operating loss carry-forwards has been made and no asset has been recorded as a result at April 30, 1997 or 1996.


NOTE 12:  OPERATING LEASE

On April 1, 1997, NGT leased office space in Addison, Texas and relocated its offices. This lease had an initial term of seventeen months beginning on that date. The lease called for a security deposit of $3,049 and monthly lease payments in advance. Under this lease, rent of $3,049 was included in expenses for 1997. Minimum future rental payments total $48,790 with $36,593 and $12,197 due during the years ended April 1998 and 1999, respectively.


NOTE 13:  FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes) are as follows:

                                    1997                        1996

                           Carrying        Fair        Carrying       Fair
                            Amount        Value        Amount        Value

     Short-term bank debt  $   (13,962) $   (13,962) $   (34,228) $   (34,228)
     Related party short
       term debt               (79,067)     (79,067)           -            -
     Long-term debt         (3,000,000)  (2,850,154)           -            -
     Redeemable preferred
       stock                   (38,388)     (62,878)     (38,388)     (56,903)

The carrying amount approximates fair value of cash and short term instruments such as accounts receivable, accounts payable, and accrued expenses payable. Accordingly, they have not been presented in the table above. The fair value of short-term debt is believed to approximate its carrying amount due to its proximate maturity. The fair value of long-term debt and redeemable preferred stock is based on current rates at which the Company could borrow funds with similar remaining maturities. (Redeemable preferred stock fair value includes accumulated dividends and assumes that they will remain unpaid until maturity in 1999.) Although the fair value of the long-term debt is lower than the carrying value due to the difference in interest rate assumptions, the Company cannot settle the obligation at less that current face value plus accrued interest.

The Company owns approximately 2% of the common stock of Wagman Petroleum, Inc. a privately held entity. There is no market for WPI's stock, and it is impracticable to estimate the fair value of the Company's investment. The investment is carried on the balance sheet at original cost, $14,464.


NOTE 14:  CONTINGENCY

Lyric Energy, one of the Company's subsidiaries, has been contesting a suit to recover legal fees and court costs pertaining to a previous action. This case was tried and on April 23, 1997, the court awarded a judgment totaling approximately $59,905, including interest. The Company was not the sole defendant in this case, although the liability is joint and several, and the judgment is expected to be appealed. Additionally, Lyric has obtained an indemnification agreement against loss from Stahl Petroleum Company, another defendant in the suit and previously a related party. Management anticipates that this action will have no effect on the Company.


NOTE 15:  SUBSEQUENT EVENTS

Subsequent to April 1997, NGT has leased 1,280 acres in Crockett County, Texas. This lease provides for a three-year period to drill the first well and five years to fully develop the acreage. The lease also provides for an option to lease an additional 8,700 acres which must be exercised within 90 days of completing the first well. This combined area sits within an area known as the Ozona Canyon Sand Gas Field, is between two significant producing areas, and is expected to prove up significant reserves upon drilling. This project has included geological and engineering review and research regarding the history of the area and is considered to be sound in anticipated activities and reasonable in regard to expected costs and results.

During May 1997, NGT arranged to acquire the remaining 50% working interest in the Norton Prospect from its president for a note payable of $200,000 and an option to purchase 100,000 shares of common stock at $5.00 per share.

Also, in June, the Company entered into an arrangement which required a non-refundable deposit of $100,000 to be paid for an option to participate in a project to rework approximately 175 oil wells in Reagan and Crockett Counties, Texas with an initial purchase price of approximately $1,800,000. Upon detailed review of the project and the results of work on four wells, Management determined that the asking price was excessive and elected not to exercise its option. As a result, the deposit was forfeited.



              NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
                   Supplementary Information Relating
                   To Oil and Gas Producing Activities
               For the years ended April 30, 1997 and 1996
                               (Unaudited)

The following tables identify the Company's estimated quantities of proved developed reserves of crude oil and natural gas related to its oil and gas interests. These supplemental disclosures of oil and gas producing activities are unaudited due to the nature of reserve estimates and their computation. Amounts presented are the activity for the years ended April 30, 1997 and 1996 and balances as of April 30, 1997 and 1996. During both fiscal 1996 and 1997, some properties were reevaluated resulting in revisions to their reserve estimates. As is generally well known, there are risks involved in exploration for and production of oil and gas reserves. Reserves represent quantitative estimates of the recoverable amounts of oil and gas that exist in the ground and of the timing and costs of producing them. There are many ways in which reserve estimates can be over or under the actual amounts of oil and gas that are recovered. The estimated proved oil and gas reserves included are located entirely within the United States.


                         Quantities of Reserves
                                                   Oil                  Gas
     Proved and Developed Reserves              (Barrels)              (MCF)
     Balances, April 30, 1995                    318,740              296,310
       Acquisitions                               11,859                    -
       Revisions of estimates                    (26,292)             (68,052)
       Production                                 (6,004)             (17,210)
                                               __________         ____________
     Balances, April 30, 1996                    298,303              211,048
       Acquisitions                              957,518                    -
       Revisions of estimates                   (110,739)             (82,410)
       Extensions and discoveries                 19,473               38,082
       Production                                 (3,833)             (10,316)
                                               __________         ____________

     Balances, April 30, 1997                  1,160,722              156,404
                                               __________         ____________
                                               __________         ____________

Reserve quantities acquired during the year are from the Norton prospect and the East Milham Sand Unit properties acquired in March and April 1997. Revisions to reserve estimates represent changes in previous estimates of proved reserves resulting from new information normally obtained from development drilling, production history, and maintenance efforts, or resulting from changes in economic factors. Revisions to estimates during 1997 arose primarily from going back into wells that had been marginally productive during a time when the Company was short of funds to work on them. When rework efforts indicated that the wells had significant problems and that relatively significant costs would be required, Management elected to shut down these wells on properties whose leases are being held by production from other wells. In reviewing the reserves on these properties, it was decided that the reserves should be revised until such time as it has been determined that it will be feasible and economical to repair these wells. Extensions and discoveries in 1997 consist primarily of successful reworking efforts where some wells were recompleted in different producible zones that had not been included in reserves previously.

     Capitalized Costs Relating to Oil and Gas Producing Activities

                                                    1997              1996

     Unproved properties (not being amortized) $  637,496         $         -
     Proved properties (being amortized)
       Evaluated proved properties              7,994,929           1,473,333
                                               ___________        ____________
     Total Capitalized Costs                    8,632,425           1,473,333
       Accumulated Depletion                     (114,077)            (64,926)
                                               ___________        ____________
     Net Capitalized Costs                     $8,518,348         $ 1,408,407
                                               ___________        ____________
                                               ___________        ____________

                  Capitalized Costs Not Being Amortized

                                                 Property
                                               Acquisition
                                                  Costs

     During 1997                               $   637,496

No capitalized costs from prior periods are not being amortized.

Costs Incurred in Acquisition, Exploration, and Development of Properties

                                                    1997              1996
     Property acquisition
       Purchase of reserves in place           $ 6,335,997        $    45,248
       Unevaluated properties                      637,496                  -
     Exploration                                         -                  -
     Development                                   185,600             77,670
                                               ____________       ____________
                                               $ 7,159,093        $   122,918
                                               ____________       ____________
                                               ____________       ____________

          Results of Operations for Oil and Gas Producing Activities

     Sales of oil and gas                      $   100,987        $   133,030
     Production costs (including severance
       taxes)                                     (103,646)          (119,018)
     Depletion                                     (49,151)           (36,993)
     Income taxes                                        -                  -
                                               ____________       ____________
     Results of operations from producing
       activities (excluding corporate
       overhead)                               $   (51,810)       $   (22,981)
                                               ____________       ____________
                                               ____________       ____________

All sales were to unaffiliated enterprises. Depletion is calculated based on equivalent barrels of oil assuming that gas reserves and production are converted to oil on the basis of 6 mcf per equivalent barrel of oil. During 1997 and 1996, depletion cost was $8.85 and $4.17 per equivalent barrel, respectively. The significant difference between the two years is primarily due to the addition of significant properties toward the end of the current year at costs that were materially higher, on a per barrel basis, than was recorded for previously held properties.

        Standardized Measure of Discounted Future Net Cash Flows

                                                    1997              1996
     Future cash inflows                       $ 22,335,245       $ 5,451,124
     Future production and development costs     (6,169,360)         (743,276)
     Future income taxes                         (2,778,125)       (1,080,308)
                                               _____________      ____________
       Future net cash flows                     13,387,760         3,627,540
     10% annual discount for estimated timing
       of cash flows                             (4,575,955)         (919,028)
                                               _____________      ____________

       Standardized measure of discounted
         future net cash flows                 $  8,811,805       $ 2,708,512
                                               _____________      ____________
                                               _____________      ____________

           Principal Sources of Changes in the Standardized Measure
                       of Discounted Future Net Cash Flows

                                                    1997              1996
     Standardized measure - beginning of
       year                                    $ 2,708,512        $ 2,784,501
     Acquisition of reserves in place            8,159,397             45,248
     Sales, net of production costs                (25,540)           (98,251)
     Extensions and discoveries                    268,045                  -
     Changes in estimated future development
       costs                                     2,325,764                  -
     Revisions of quantity estimates            (1,767,609)          (247,017)
     Accretion of discount                         351,857            365,674
     Net change in income taxes                   (920,718)            62,173
     Changes in production timing and other     (2,702,584)          (258,803)
     Changes in sales prices                       414,681             54,987
                                               ____________       ____________

     Standardized measure - end of year        $ 8,811,805        $ 2,708,512
                                               ____________       ____________
                                               ____________       ____________