Form 10KSB/A
period 1997-04-30
LYRIC ENERGY INC
filed 1997-09-09
CIK 319420

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (Or for such shorter period that the Registrant was required to file such reports), and (2) Has been subject to
such filing requirements for the past 90 days:  Yes   X    No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB:   Yes ____    No  X

State Issuer's Revenues for the most recent fiscal year:  $_____

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

     Effective July 31, 1991 the Company entered into an agreement with the Bank whereby the Company assigned to the Bank interest in certain oil and gas producing properties having a present worth discounted at 10% of $297,600, and
(ii) 3,800,000 shares of the Company's Common Stock. In exchange, the Bank cancelled all past due notes including accrued interest through July 31, 1991. In addition the Company agreed to assign to the Bank small overriding royalty interests in any wells the Company subsequently drilled on one proved undeveloped oil property in Moore County, Texas, and on any oil and gas subsequently drilled by the Company in the Thalia area of Foard County, Texas. The Company did not drill any such wells.

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


     Pursuant to the Letter of Intent, NGT loaned the Company $100,000 pursuant to a non-interest bearing Convertible Promissory Note (the "Note"). The Note had a maturity date of December 31, 1997 and automatically converted into 203,041,517 shares of the Company's Common Stock upon (i) the Company coming into current compliance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and (ii) the Company obtaining a waiver from the Bank of certain non-dilution rights in favor of the Bank. The Note converted by its terms on April 10, 1997, which resulted in NGT obtaining a controlling interest in the Company. Previously, no single person or voting group controlled the Company. G.E. Stahl was the sole Director and approved the transaction in that capacity. The source of the $100,000 was loans to NGT from Brent Wagman and Warren Donohue, both officers and directors of NGT.


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

Petroleum Blending

     In October 1996, NGT acquired a non-exclusive license to utilize a patent for a blending process for manufacturing automobile fuel from natural gasoline and octane enhancers (the "Patent"). Natural gasoline is the portion of natural gas which is liquid at room temperature and pressure. The octane of natural gasoline is too low and the vapor pressure too high for use alone in standard automobile engines. The blending process incorporates other hydrocarbons used as octane enhancers and vapor pressure stabilizers so the fuel can be used in standard gasoline engines. A variety of hydrocarbons can be used in the blend, including toluene, xylene and ethanol. The blended fuel meets all current requirements for use as unleaded gasoline, but has not been certified by the Environmental Protection Agency for marketing as an alternative, clean burning fuel pursuant to the mandates of the Clean Air Act of 1990, as amended. NGT believes that the fuel will qualify for such certification, but certification will require independent tests which have yet to be performed, and there can be no assurance that qualification will be forthcoming.

     NGT is currently negotiating to purchase a blending facility for the fuel in Mobile, Alabama. NGT intends to use a majority-owned subsidiary to purchase the blending facility and commence manufacturing. These activities will require significant additional capital for the subsidiary, which is expected to be raised from the public or private sale of NGT securities, bank loans and private equity investments in the subsidiary. There can be no assurance that such capital will be available on terms acceptable to NGT, and accordingly, there can be no assurance that NGT will ever successfully market this or any other alternative fuel.

     NGT acquired its non-exclusive license right to manufacture and market an alternative fuel using the process described in the Patent by an Assignment dated October 11, 1996 from Mobile Americlean Ltd. I, a Florida limited partnership ("MAL"). MAL in turn acquired its right by assignment of a license agreement between Interstate Chemical, Inc., a Kentucky corporation ("ICI"), the patent holder, and Interstate I, a Kentucky limited partnership ("ILP"), the original licensee. ICI and ILP executed an Agreement of License and Assignment dated December 29, 1989 (the "Original License Agreement") granting ILP an exclusive license to practice the patent solely in Mobile, Alabama. The Original License Agreement provided that the license was non-transferable and provided for a royalty of three percent of gross sales.

     In 1990, ICI and ILP negotiated a new license agreement (the "New License Agreement") which provided for a non-exclusive, perpetual and transferable license to ILP to practice the Patent anywhere in the world. The royalty rate was also reduced to a variable percentage of gross sales based on the gross margin received by ILP. The revised royalty is three percent of gross sales at a gross margin greater than $.15 per gallon, two percent of gross sales at a gross margin of $.10 to $.15 per gallon and one percent of gross sales at a gross margin of less than $.10 per gallon.

     Prior to execution of the New License Agreement, ICI became insolvent and its board of directors and executive officers resigned. MAL obtained the written consent of a majority of ICI's stockholders for ratification of the New License Agreement and assignment thereof to MAL. MAL received an opinion from its counsel that such shareholder consent gives MAL the right to manufacture the blended gasoline covered by the New License Agreement and the right to assign that right to NGT.

     Counsel for NGT has advised NGT that such shareholder approval of the New License Agreement may not be legally effective and that NGT may not rely upon the Old License Agreement because of its non-tranferability. Nonetheless, NGT has concluded that in light of the poor financial condition of ICI and the apparent lack of alternatives to ICI for the royalty revenue, ICI is not likely to challenge the validity of the New License Agreement. In the event of such a challenge, NGT feels that it would be able to continue manufacturing an alternative fuel product. However, in light of the legal uncertainty concerning NGT's right to manufacture under the New License Agreement, there can be no assurance that NGT will be able to go forward with its petroleum blending operation.

     See Item 10-- "Employment Agreement" for further information concerning petroleum blending.


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


Stripper. A well which produces less than 10 barrels of oil equivalent per day.


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


     Ray L., Inc., which sold 50% of the working interest in this property to NGT, has reserved a 4.375% net revenue overriding royalty on the lease covering the Wilde #1 well and a 6% net revenue overriding royalty on the six other adjacent leases. These overriding royalties will terminate after the shares issued to Ray L., Inc. convert to Lyric common shares in the Share Exchange and a trading market is established for Lyric Common Shares.


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


     NGT entered into a letter of intent dated January 2, 1997, as modified on March 17, 1997, whereby NGT obtained on April 10, 1997 a controlling interest in Lyric, and pursuant to which Lyric will acquire NGT in a share exchange transaction whereby the shareholders of NGT will upon completion of the transaction hold approximately 95 percent of the total outstanding shares of Lyric. See Item 1--"Acquisition of Control and Share Exchange Transaction."


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


     Management and consulting fees. Management and consulting fees increased by $25,000, or 28%, to $115,000 for the year ended April 30, 1997 compared with $90,000 for the 1996 period. These fees were attributable to financial advisory services rendered.


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

     The following table sets forth all renumeration to NGT's Chief Executive Officer for services in all capacities to NGT during the fiscal years ended April 30, 1997, 1996 and 1995. No Officer of NGT earned $100,000 or more during the fiscal year ended April 30, 1997.

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


Employment Agreement

     NGT entered into an employment agreement dated January 16, 1997 with Terrance Huston. Mr. Huston received 10,000 shares of NGT common stock upon execution of the agreement. Mr. Huston will receive an additional 50,000 shares of NGT common stock if NGT is successful in obtaining a controlling interest in Interstate Chemical, Inc., which currently holds the Patent for an alternative fuel blending process described in Item 1 -- "Petroleum Blending." Mr. Huston will receive an additional 100,000 shares upon demonstration that the Patent may be transferred to NGT free and clear of all legal challenges thereto. Upon actual transfer of the Patent to NGT or a subsidiary, Mr. Huston will receive an addition 50,000 NGT common shares. Mr. Huston will at that point also be employed as President of the NGT subsidiary which operates the petroleum blending business for a minimum of eight months at an annual salary of $70,000 per year. NGT has further committed to Mr. Huston to make available up to $500,000 in working capital for such subsidiary at the time the Patent is transferred. No source for such funds has yet been identified. After the Share Exchange, Lyric will assume the obligations under this agreement, including the obligation to issue shares to Mr. Huston on the basis of one Lyric share for each NGT share promised.


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

          3.1 Articles of Incorporation of Lyric Energy, Inc. (Incorporated by reference to Exhibit 3 of Registrant's Form 10-KSB for April 30, 1996).

          3.2 Articles of Amendment of Lyric Energy, Inc. (Incorporated by reference to Exhibit 3 of Registrant's Form 10-KSB for April 30, 1996).

          3.3 Articles of Correction to the Articles of Incorporation of Lyric Energy, Inc. (Included herewith).

          3.4  Bylaws of Lyric Energy, Inc. (Incorporated by reference to
               Exhibit 3 of Registrant's Form 10-KSB for April 30, 1996).

          3.5 Articles of Incorporation of Natural Gas Technologies, Inc. (Included herewith).

          3.6 Articles of Amendment of Natural Gas Technologies, Inc. (Included herewith).

          3.7 Articles of Second Amendment of Natural Gas Technologies, Inc. (Included herewith).

          3.8  Bylaws of Natural Gas Technologies, Inc. (Included herewith).

          3.9 Statement of Designation of Rights and Preferences of Natural Gas Technologies, Inc. (Included herewith).

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

          10.6 Agreement between the Registrant and Amarillo National Bank dated March 3, 1997 (Incorporated by reference to Exhibit 10.6 of Registrant's Form 10-KSB for April 30, 1997).

          10.7 Indemnification Agreement between the Registrant and Stahl Petroleum Company dated March 17, 1997 (Incorporated by reference to Exhibit 10.7 of Registrant's Form 10-KSB for April 30, 1997).


          10.8 Operating Agreement between Natural Gas Technologies and Wagman Petroleum, Inc. dated February 1, 1994 (Included herewith).

          10.9 Purchase Agreement between Natural Gas Technologies and Mobile Americlean dated effective October 11, 1996 (Included herewith).

          10.10 Assignment from Mobile Americlean to Natural Gas Technologies dated October 11, 1996 (Included herewith).

          10.11 Office Lease Agreement between Natural Gas Technologies, Inc. and Brookdale Investors, L.P. dated March 12, 1997 (Included herewith).

          10.12 Purchase Agreement between Natural Gas Technologies, Inc. and Interior Energy, Inc. (Included herewith).

          10.13 Assignment Agreement between Ray L., Inc. and Natural Gas Technologies, Inc. (Included herewith)

          10.14 Purchase Agreement between Ray L., Inc. and Natural Gas Technologies, Inc. dated April 1, 1997 (Included herewith).

          10.15 Purchase Agreement between Brent A. Wagman and Natural Gas Technologies, Inc. dated May 30, 1997 and Assignment Agreement dated May 30, 1997 (Included herewith).

          10.16 Assignment Agreement between J.B., Ethel, and Robert Miller and Natural Gas Technologies, Inc. dated July 23, 1997 (Included herewith).

          10.17 Agent Agreement between Natural Gas Technologies, Inc. and Continental Capital & Equity Corporation, Inc. dated February 1, 1996 (Included herewith).

          10.18 Employment Agreement between Terry Huston and Natural Gas Technologies, Inc. dated January 16, 1997 (Included herewith).

          10.19 Wagman Petroleum, Inc. letter dated April 15, 1996 (Included herewith).

          10.20 Brent A. Wagman letter dated July 17, 1996 (Included herewith).

          10.21 Natural Gas Technologies, Inc. Promissory Note to Wagman Petroleum, Inc. dated April 30, 1997 (Included herewith).

          10.22 Natural Gas Technologies, Inc. Promissory Note to Warren Donohue dated February 15, 1997 (Included herewith).

          10.23 Natural Gas Technologies, Inc. Promissory Note to Brent A. Wagman dated February 15, 1997 (Included herewith).


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


                                          LYRIC ENERGY, INC.

Dated:   September 8, 1997                By: /s/ G.E. Stahl
                                               G.E. Stahl, President, Chief
                                               Executive Officer and Chief
                                               Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Dated:   September 8, 1997                By: /s/ Brent Wagman
                                               Brent Wagman, Chairman
                                               of the Board


Dated:   September 8, 1997                By: /s/ G.E. Stahl
                                               G. E. Stahl, Director


Dated:   September 8, 1997                By: /s/ Warren Donohue
                                               Warren Donohue, Director



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