Form 10QSB
period 1997-07-31
LYRIC ENERGY INC
filed 1997-09-12
CIK 319420

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 31, 1997



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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.         Yes...X...   No.......

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 250,000,000 shares of common stock as of August 31, 1997.

Transitional Small Business Disclosure Format (check one);

Yes.......   No...X....



            Index to Quarterly Report on Form 10Q-SB

                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         (a)  Financial Statements of Lyric Energy, Inc.

                Report on Review by Independent Certified Public Accountants

                Balance Sheets as of July 31, 1997 and April 30, 1997

                Statements of Operations for the Three-Month Periods ended July 31, 1997 and 1996 and Cumulative Period During the Development Stage

                Statements of Cash Flows for the Three-Month Periods ended July 31, 1997 and 1996 and Cumulative Period During the Development Stage

                Selected Information for Consolidated Financial Statements, including Pro Forma Combined Financial Information

         (b)  Consolidated Financial Statements of Natural Gas Technologies,
              Inc.

                Report on Review by Independent Certified Public Accountants

                Balance Sheets as of July 31, 1997 and April 30, 1997

                Statements of Operations for the Three-Month Periods ended July 31, 1997 and 1996

                Statements of Cash Flows for the Three-Month Periods ended July 31, 1997 and 1996

                Selected Information for Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Plan of Operation.

              Plan of Operation of Lyric Energy, Inc

              Management's Discussion and Analysis of Financial Condition and Results of Operations of Natural Gas Technologies, Inc.

                  PART II - OTHER INFORMATION


Item 1.     Legal Proceedings.

Item 2.     Changes in Securities.

Item 3.     Defaults Upon Senior Securities.

Item 4.     Submission Of Matters To A Vote Of Security Holders.

Item 5.     Other Information.

Item 6.     Exhibits And Reports on Form 8-K.

SIGNATURES




                  PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            (a)  Financial Statements of Lyric Energy, Inc.



    REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Lyric Energy, Inc.
Dallas, Texas

We have reviewed the accompanying consolidated balance sheet of Lyric Energy, Inc. as of July 31, 1997, and the related statements of operations and cash flows for the three months ended July 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of April 30, 1997, and the related consolidated statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated July 18, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 1997 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/S/ ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas

September 5, 1997



                          LYRIC ENERGY, INC.
                   (A Development Stage Enterprise)
                            Balance Sheets



                                                     July 31,      April 30,
                                                      1997          1997
                                                  (Unaudited)
Assets
                                                         None           None




          Liabilities and Stockholders' Equity/(Deficiency)

Liabilities
                                                         None           None


Stockholders' Equity/(Deficiency)
  Common stock, $.01 stated value (250,000,000
    shares authorized, 250,000,000 outstanding)     2,500,000      2,500,000
  Additional paid-in capital                          224,222        224,222
  Retained (deficit)                               (2,724,222)    (2,724,222)
                                                 ____________   ____________
    Total Stockholders' Equity/(Deficiency)                 -              -
                                                 ____________   ____________

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $          -   $          -
                                                 ____________   ____________
                                                 ____________   ____________



See accompanying selected information and accountant's report.



                           LYRIC ENERGY, INC.
                   (A Development Stage Enterprise)
                       Statements of Operations
            For Three Months Ended July 31, 1997 and 1996
                             (Unaudited)


                                       Cumulative
                                       During the
                                      Development
                                         Stage          1997         1996


General and administrative expenses  $    (35,536) $          -  $       (593)

Interest expense to related parties        (1,482)            -        (2,223)
                                     ____________  ____________   ____________

    NET (LOSS)                       $    (37,018) $          -  $     (2,816)
                                     ____________  ____________  ____________
                                     ____________  ____________  ____________


    Net loss per weighted average
      share                          $      (0.00) $      (0.00) $      (0.00)
                                     ____________  ____________  ____________
                                     ____________  ____________  ____________
    Weighted average shares
      outstanding                     130,257,560   250,000,000    46,958,483
                                     ____________  ____________  ____________
                                     ____________  ____________  ____________



See accompanying selected information and accountant's report.



                           LYRIC ENERGY, INC.
                    (A Development Stage Enterprise)
                        Statements of Cash Flows
             For Three Months Ended July 31, 1997 and 1996
                              (Unaudited)


                                       Cumulative
                                       During the
                                      Development
                                         Stage          1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                             $    (37,018) $          -  $     (2,816)
Adjustments to reconcile net income/
  (loss) to net cash provided by
  operations:

Increase/(decrease) in:
  Accounts payable                        (64,487)            -          (837)
  Accrued expenses                          1,482             -         2,223
                                     ____________  ____________  ____________

NET CASH (USED) BY OPERATING
  ACTIVITIES                             (100,023)            -        (1,430)
                                     ____________  ____________  ____________


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable              100,000             -             -
                                     ____________  ____________  ____________

  Increase/(decrease) in cash for
    period                                    (23)            -        (1,430)

    Cash, Beginning of period                  23             -         1,453
                                     ____________  ____________  ____________
    Cash, End of period              $          -  $          -  $         23
                                     ____________  ____________  ____________
                                     ____________  ____________  ____________

Supplemental Disclosures:

  Cash payments for:
    Interest                         $          -  $          -  $          -
    Income taxes                                -             -             -

  Cancellation of related party and
    other indebtedness               $    458,166  $          -  $          -

  Stock issued for conversion of
    note payable                     $    100,000  $          -  $          -



See accompanying selected information and accountant's report.



                          LYRIC ENERGY, INC.
                   (A Development Stage Enterprise)
      SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 1997
                              (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation SB. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three month period ended July 31, 1997, are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.

Development Stage Enterprise -- The Company returned to the development stage in November 1996 with the transfer of its final operating responsibility to others and thereby reducing its activities to the sole pursuit of identifying, evaluating, structuring, and completing a merger with or acquisition of a privately owned entity.

Going Concern Issues   The Company has been relatively inactive during the
past three years due to a shortage of operating assets and working capital. The Company has no assets (or credit) with which to initiate new business or to acquire an existing business These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company reentered the development stage in November 1996 when it transferred its last operations to another operator and reinforced its search for a merger or acquisition target in order to carry on the operations of the target Company. The Company signed a Letter of Intent to merge with Natural Gas Technologies, Inc. (NGT) in January 1997. In April 1997, NGT acquired an 81% ownership interest in the Company in a first step toward a merger. The ability of the Company to continue as a going concern is dependent on the completion of this transaction. There are no adjustments of financial statement information required should the Company be unable to continue as a going concern.


NOTE 2:   MERGER AGREEMENT WITH NATURAL GAS TECHNOLOGIES, INC.

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

The LOI further provides for a share exchange transaction whereby the shareholders of NGT are to be issued additional shares in the Company such that these shareholders will own a total of 95 percent of the total issued and outstanding common shares of the Company and NGT would become a wholly owned subsidiary of the Company. This ratio of ownership between NGT shareholders and the previous shareholders is for NGT shareholders and for transactions effective April 1, 1997 and prior. Subsequent transactions in NGT shares are not included in this ratio and must be approved as to value by the Board of Directors of the Company. The share exchange will occur after the Company holds a shareholder meeting for the purpose of (1) approving a reverse split of the Company's common stock which will result in additional common shares being made available in order to issue shares in the shares exchange; (2) authorizing 10,000,000 shares of no par value preferred stock (Approximately 25,000 of these will be designated for exchange with NGT preferred shareholders in the share exchange and the remaining 9,975,000 will be reserved for future issuance at the discretion of the Board of Directors.); and (3) approving certain other amendments to the Company's Articles of Incorporation. The Company has filed its information statement with the SEC and is awaiting their acceptance of that document in order to hold its shareholder meeting.


NOTE 3:   PRO FORMA COMBINED FINANCIAL INFORMATION

The following tables set forth the pro forma combined balance sheet at July 31, 1997 and results of combined operations of the Company and NGT as though the entities had been combined for the year ended April 30, 1997 and the three months ended July 31, 1997. These combined statements presume that the Company will acquire 100% of the outstanding common and preferred shares of NGT in exchange for the issuance of previously unissued shares. This issuance, coupled with the conversion of the note as described above into Company shares will cause NGT shareholders as of April 2, 1997 to own 95% of the Company. NGT is to return the shares it received in the note conversion to the Company for distribution to NGT stockholders as part of the share exchange. This transaction qualifies as a purchase for accounting purposes. However, the transaction also is considered to be a reverse merger whereby NGT will be considered to be the acquirer for accounting purposes. As such, there are no adjustments to the carrying value of NGT assets and liabilities to reflect current fair values and the Company has no assets and liabilities that require adjustment.

As mentioned above, a portion of the transaction agreement calls for the Company to reverse split its outstanding shares after the note conversion by a factor of one share for 240.597 shares. Table I presents summarized audited balance sheets for the two entities at July 31, 1997. Estimated adjustments to the balance sheet required as a direct result of the acquisition plan and the transactions contemplated therein consist solely of the adjustments required due to the reverse stock split and the issuance of new shares by the Company to the NGT shareholders. There are no balance sheet eliminations due to consolidation because there are no intercompany balances.

Tables II and III present pro forma results of operations for the combined entities. Table II is for the year ended April 30, 1997 and Table III is for the quarter ended July 31, 1997. The adjustments in Table II consist of the elimination of the non-recurring transactions of the Company during the year. There are no adjustments required in Table III.

                                Table I



                   Pro Forma Combined Balance Sheet
                          As of July 31, 1997


                                                                    Pro Forma
                              Lyric       NGT        Adjustments    Combined

          Assets
Current assets                       -      226,125            -      226,125
Fixed assets (net of
  depreciation and
  depletion                          -   10,802,013            -   10,802,013
Other assets                         -      522,154            -      522,154
                           ___________  ___________  ___________  ___________
  Total Assets             $         -  $11,550,292  $         -  $11,550,292
                           ___________  ___________  ___________  ___________
                           ___________  ___________  ___________  ___________

  Liabilities and Equity
Liabilities:
Current liabilities                  -    1,386,009            -    1,386,009
Notes payable                        -    3,200,110            -    3,200,110
Redeemable Preferred A
  stock                              -       38,388            -       38,388
Minority interest in
  subsidiary                         -       28,427      (28,427)           -

Stockholders' equity:
Preferred B stock                    -      265,440            -      265,440
Common stock                 2,500,000        4,030   (2,463,728)      40,302
Additional paid in capital     224,222    8,073,843     (232,067)   8,065,998
Deferred services and
  stock receivable                   -     (212,500)           -     (212,500)
Retained (deficit)          (2,724,222)  (1,233,455)   2,724,222   (1,233,455)
                           ___________  ___________  ___________  ___________
Total stockholders' equity           -    6,897,358       28,427    6,925,785
                           ___________  ___________  ___________  ___________
Total Liabilities and
  Stockholders' Equity     $         -  $11,550,292  $         -  $11,550,292
                           ___________  ___________  ___________  ___________
                           ___________  ___________  ___________  ___________



                               Table II
               Pro Forma Combined Results of Operations
                   For the Year Ended April 30, 1997


                                                    Adjust-         Pro Forma
                              Lyric       NGT        ments          Combined


Revenues                   $         -  $   100,987  $         -  $   100,987
                           ___________  ___________  ___________  ___________

LOE and production taxes             -      103,646            -      103,646
Depreciation, depletion
  and amortization                   -       50,394            -       50,394
Management and consulting
  costs                         35,000       80,000      (35,000)      80,000
Legal and professional               -       44,816            -       44,816

Other expenses                     593       49,668         (593)      49,668
                           ___________  ___________  ___________  ___________
  Total operating expenses      35,593      328,524      (35,593)     328,524
                           ___________  ___________  ___________  ___________
(Loss from Operations)         (35,593)    (227,537)      35,593     (227,537)

Interest income                      -          715            -          715

Interest expense                (5,928)     (43,648)       5,928      (43,648)
                           ___________  ___________  ___________  ___________

Net (Loss)                 $   (41,521) $  (270,470) $    41,521  $  (270,470)
                           ___________  ___________  ___________  ___________
                           ___________  ___________  ___________  ___________

Net (Loss) per share                                              $      (.07)
                                                                  ___________
                                                                  ___________



                               Table III
               Pro Forma Combined Results of Operations
                  For the Quarter Ended July 31, 1997


                                                    Adjust-         Pro Forma
                              Lyric       NGT        ments          Combined

Revenues                   $         -  $    66,461  $         -  $    66,461
                           ___________  ___________  ___________  ___________

LOE and production taxes             -      122,510            -      122,510
Depreciation, depletion
  and amortization                   -       46,584            -       46,584
Management and consulting
  costs                              -       22,500            -       22,510
Legal and professional               -       46,352            -       46,352
Personnel costs                      -       49,607            -       49,607
Other expenses                       -       38,185            -       38,185
                           ___________  ___________  ___________  ___________
  Total operating expenses           -      325,738            -      325,738
                           ___________  ___________  ___________  ___________
(Loss from Operations)               -     (259,277)           -     (259,277)

Interest income                      -        3,178            -        3,178
Interest expense                     -      (64,663)           -      (64,663)
                           ___________  ___________  ___________  ___________

Net (Loss)                 $         -  $  (320,762) $         -  $  (320,762)
                           ___________  ___________  ___________  ___________
                           ___________  ___________  ___________  ___________

Net (Loss) per share                                              $      (.08)
                                                                  ___________
                                                                  ___________




NOTE 4:   CONTINGENCY

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



            (b)  Financial Statements of Natural Gas Technologies, Inc.



    REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Natural Gas Technologies, Inc.
Dallas, Texas

We have reviewed the accompanying consolidated balance sheet of Natural Gas TechnoIogies, Inc. and Subsidiaries as of July 31, 1997, and the related consolidated statements of operations and cash flows for the three months ended July 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of April 30, 1997, and the related consolidated statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated July 18, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 1997 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/S/ ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas

September 5, 1997



            NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
                            Balance Sheets


                                                July 31,         April 30,
                                                  1997             1997
                                              (Unaudited)
          Assets
Current Assets:
Cash                                          $   197,455         $   816,725
Accounts receivable                                28,670               3,407
                                              ___________         ___________
  Total Current Assets                            226,125             820,132
                                              ___________         ___________

Fixed Assets:
Oil & gas properties (full cost method,
  $637,496 has been excluded from
  amortization as an unproved cost)            10,900,898           8,632,425
Furniture & equipment ($40,000 not in
  service)                                         50,681              40,000
 Accumulated depreciation & depletion            (149,566)           (114,077)
                                              ___________         ___________
  Total fixed assets                           10,802,013           8,558,348
                                              ___________         ___________

Other Assets:
Patent & process license (net of
  amortization of $8,000 & $2,000)                352,000             358,000
Investment in Wagman Petroleum, Inc. stock         14,464              14,464
Deposits                                           62,039               3,049
Goodwill (net of amortization of $6,667 &
  $1,667)                                          93,333              98,333
Organizational costs (net of amortization of
  $1,592 & $1,496)                                    318                 414
                                              ___________         ___________
  Total Other Assets                              522,154             474,260
                                              ___________         ___________

    TOTAL ASSETS                              $11,550,292         $ 9,852,740

      Liabilities and Stockholders' Equity
  Accounts payable (primarily to related
    party)                                    $   985,623         $   291,031
  Accrued interest                                 64,454              40,109
  Advances and amounts due officers               201,136               1,136
  Note payable and advance from related party     123,767              79,067
  Current portion of notes payable                 11,029              13,962
                                              ___________         ___________
    Total Current Liabilities                   1,386,009             425,305

  Notes payable (net of current portion)        3,200,110           3,000,000
                                              ___________         ___________

    TOTAL LIABILITIES                           4,586,119           3,425,305
                                              ___________         ___________

Redeemable Preferred stock, Series 1994-A
  $4.00 par value (500,000 shares authorized,
  9,597 outstanding)                               38,388              38,388
Minority interest in consolidated subsidiary       28,427              28,427

Stockholders's Equity
  Preferred stock, Series 1994-B  $4.00 par
    value (500,000 shares authorized, 66,360
    outstanding)                                  265,440             265,440
  Common stock, $.001 par value (10,000,000
    shares authorized, 4,030,247 and
    4,014,390 outstanding)                          4,030               4,014
  Additional paid-in capital                    8,073,843           7,322,860
  Deferred services (net of amortization of
    $17,500 & $0)                                (212,500)           (160,000)
  Receivable for stock issued to officers               -            (159,000)
  Retained (deficit)                           (1,233,455)           (912,694)
                                              ___________         ___________
    Total Stockholders' Equity                  6,897,358           6,360,620
                                              ___________         ___________

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                  $11,550,292         $ 9,852,740
                                              ___________         ___________
                                              ___________         ___________



See accompanying selected information and accountant's report.



            NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
                       Statements of Operations
            For Three Months Ended July 31, 1997 and 1996
                             (Unaudited)

                                                  1997              1996

Oil and gas revenues                          $    66,258         $    24,626
Other income                                          203                   5
                                              ___________         ___________
   Total Revenues                                  66,461              24,631
                                              ___________         ___________

Expenses:
   Production taxes                                 2,656               1,274
   Lease operating expenses                       119,854              19,695
   Depreciation, depletion and amortization        46,584              11,183
   Professional fees                               46,352                   -
   Consulting fees                                 22,500                   -
   Personnel costs                                 49,607                   -
   Rent                                             9,148               1,050
   Business promotion                               3,315                 443
   Director fees                                        -              12,500
   Taxes                                            1,898                   -
   Travel                                           7,228                 550
   Offering costs                                       -               3,000
   Other expenses                                  16,596                   3
   Minority interest in loss of consolidated
     subsidiary                                         -                   -
                                              ___________         ___________
     Total Expenses                               325,738              49,698
                                              ___________         ___________

(Loss) from Operations                           (259,277)            (25,067)

   Interest income                                  3,178                   -
   Interest expense                               (64,663)             (1,133)
                                              ___________         ___________

   NET (LOSS)                                    (320,762)            (26,200)

    Less unpaid preferred stock dividend
      claims for the year                           2,401               2,401
                                              ___________         ___________

   Net (loss) attributable to common
     shareholders                             $  (323,163)        $   (28,601)
                                              ___________         ___________
                                              ___________         ___________



(Loss) per share data:
   Primary                                    $     (0.08)        $     (0.01)
                                              ___________         ___________
                                              ___________         ___________
   Primary, attributable to common shares           (0.08)              (0.01)
                                              ___________         ___________
                                              ___________         ___________

   Fully diluted                              $     (0.08)        $     (0.01)
                                              ___________         ___________
                                              ___________         ___________
   Fully diluted, attributable to common
     shareholders                                   (0.08)              (0.01)
                                              ___________         ___________
                                              ___________         ___________



See accompanying selected information and accountant's report.



             NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
                        Statements of Cash Flows
             For Three Months Ended July 31, 1997 and 1996
                              (Unaudited)

                                                  1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $  (320,762)        $   (26,200)
Adjustments to reconcile net income/(loss) to
     net cash provided by operations:
     Depreciation, depletion and amortization      46,584              11,183
     Amortization of directors fees                     -              12,500
     Amortization of deferred services             17,500                   -

(Increase)/decrease in:
     Accounts receivable                          (25,263)             (6,553)
     Security deposit                             (58,990)                  -
Increase/(decrease) in:
     Accounts payable                             694,592               6,035
     Accrued expenses                              24,345                   -
                                              ___________         ___________
NET CASH (USED) BY OPERATING ACTIVITIES           378,006              (3,035)
                                              ___________         ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for drilling costs and oil &
       gas leases                              (1,178,473)             (1,000)
     Purchase of lease and well equipment         (10,681)                  -
                                              ___________         ___________
NET CASH (USED) BY INVESTING ACTIVITIES        (1,189,154)             (1,000)
                                              ___________         ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock              200,000                   -
     Advances from related parties                 44,700               7,198
     Note payments                                (52,822)             (3,744)
                                              ___________         ___________
NET CASH PROVIDED BY FINANCING ACTIVITIES         191,878               3,454
                                              ___________         ___________

     Increase/(decrease) in cash for period      (619,270)               (581)
       Cash, Beginning of period                  816,725                 506
                                              ___________         ___________

       Cash, End of period                    $   197,455         $       (75)
                                              ___________         ___________
                                              ___________         ___________

Supplemental Disclosures:
     Cash payments for:
       Interest                               $    40,429         $     1,133
       Income taxes                                     -                   -

     Stock issued for prepaid professional
       services                                    70,000                   -
     Acquisition of oil and gas assets for
       note payable                               250,000                   -
     Acquisition of oil and gas assets from
       related party for note payable and
       options:
         Note payable                             200,000                   -
         Contributed capital                      640,000                   -



See accompanying selected information and accountant's report.



             NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
       SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                             July 31, 1997


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions of Regulation SB. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in Lyric Energy, Inc.'s Annual Report on Form 10-KSB for the year ended April 30, 1997. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three month period ended July 31, 1997, are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.


NOTE 2:   ACQUISITION OF OIL AND GAS ASSETS

During the quarter ended July 31, 1997, the Company acquired four additional interests and drilled on five properties. The Touchstone lease was acquired for a note payable of $250,000 and $100,000 cash. This lease had two producing wells. The Hutton lease was purchased for $33,900 cash and reworked, including new equipment, for approximately $14,000. The Company's president transferred his 50% interest in the Norton prospect in exchange for a note of $200,000 and options to purchase 100,000 shares of common stock at $7 per share over the next two years. The Company had purchased its original 50% from a third party for stock valued at $840,000 in April 1997. The Company's directors had approved its president's investment in this prospect in December 1996 when the Company did not have any cash to invest. The Miller Ranch lease cost $164,868 and calls for initial drilling within three years. Other properties with significant activity included drilling five wells on the Norton prospect and approximately $242,000 spent on the East Milham Sand Unit as work continues toward revitalizing the production on that property.

In another venture, the Company paid $100,000 for an option to purchase of an interest in a significant reworking project in Central West Texas. After results from initial work had been evaluated, management determined that this project was not economically feasible at the total cost of the interest. As a result of this decision, the Company abandoned its investment. Also, the Company spent $24,000 on a well that turned out to be a dry hole.


NOTE 3:   NOTES PAYABLE

As mentioned above, the Company added two notes payable in its acquisitions of assets during the first quarter. The first is a note to EXP, Inc. for $250,000, bearing interest at 8%, due in December 1998. The second is a note to Brent Wagman for $200,000, bearing interest at 5%, due in May 1999.


NOTE 4:   DEPOSITS

During the quarter ended July 31, 1997, the Company made an escrow deposit of $50,000 to secure negotiation of a contract to purchase a tank farm in Mobile, Alabama. This facility would be instrumental in the development of the Company's planned gasoline blending business. This purchase contract is still subject negotiations and has not been accepted by either party as of August 31, 1997. Should negotiations fail to result in mutually acceptable terms for this purchase, the deposit will be returned. Additionally, $8,990 was deposited with an attorney as a retainer for possible legal services. At August 31, 1997, this arrangement had been canceled and the deposit is to be returned.


NOTE 5:   DEFERRED SERVICES

During the quarter ended July 31, 1997, the Company issued 10,000 shares of stock as an employment bonus to Terry Huston. These shares were issued pursuant to an employment contract with an eight month initial term. Mr. Huston is expected to be significantly involved in initiating the gasoline blending operation and was employed to work out the details of this operation and to promote sales and interest among gasoline vendors. The value of these shares, $70,000, is being amortized over the eight months of the contract.


NOTE 6:   RELATED PARTY PAYABLES AND PLANNED FUNDING

The accounts payable balance has significantly increased during the quarter ended July 31, 1997. This is primarily due to drilling activities. The total accounts payable includes $914,187 payable to Wagman Petroleum, Inc. for drilling and lease operating expenses incurred since February 1997. At this time, Wagman, a related party due to common management, is content to wait for the Company to be able repay these costs. The Company plans to have a public offering in order to fund its planned activities and to repay Wagman for the work already done. Timing for this offering is dependent on several factors including clearance of filed documents by the Securities and Exchange Commission. There is no assurance that this method of funding will be successful in raising the capital necessary to repay past costs as well as to fund activities planned for the future. Should the Company fail to raise the necessary capital to fund its planned activities, cash flows are not expected to be sufficient to fund them and portions of the assets would, in all likelihood, not be realizable. No adjustments have been made to reflect this outcome, which is not anticipated.


NOTE 7:   CONTINGENCY

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



Item 2.     Plan of Operation of Lyric Energy, Inc.

     Lyric Energy, Inc. ("Lyric") is a development stage company that is currently focusing on a proposed transaction with Natural Gas Technologies, Inc. ("NGT"), a Texas corporation engaged in the exploration, development and production of oil and gas properties, which proposed transaction is discussed below under "Acquisition of Control and Share Exchange Transaction." In the event that transaction is not completed, Lyric will focus on the identification and evaluation of other prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships.

     Lyric has no capital with which to provide merger or acquisition candidates with cash or other assets and in the absence of being able to complete a merger or acquisition or borrow money from related parties or some other source, it is unlikely that Lyric will be able to continue as a going concern. However, management believes that Lyric offers potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

Acquisition of Control and Share Exchange Transaction

     Lyric has entered into a letter of intent dated January 2, 1997 and modified March 17, 1997 (the "Letter of Intent") with NGT for a share exchange
transaction ("Share Exchange").   The Letter of Intent become binding by the
March 17, 1997 amendment. The reason for the Share Exchange is to carry out Lyric's Plan of Operation to acquire an operating company. Prior to entering into the Letter of Intent, Lyric and NGT were unrelated and NGT held no shares of Lyric.

     Pursuant to the Letter of Intent, NGT loaned Lyric $100,000 pursuant to a non-interest bearing Convertible Promissory Note (the "Note"). The Note had a maturity date of December 31, 1997 and automatically converted into 203,041,517 shares of Lyric's Common Stock upon (i) Lyric coming into current compliance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and (ii) Lyric obtaining a waiver from the Bank of certain non-dilution rights in favor of the Bank. The Note converted by its terms on April 10, 1997, which resulted in NGT obtaining a controlling interest in Lyric. Previously, no single person or voting group controlled Lyric. G.E. Stahl was the sole Director and approved the transaction in that capacity. The source of the $100,000 was loans to NGT from Brent Wagman and Warren Donohue, both officers and directors of NGT.

     The Share Exchange will commence after the approval of the matters on the agenda at a special meeting (the "Special Meeting") to be called for the purpose of approving (i) a one share for 240.597 share (1 for 240.597) reverse stock split of Lyric's Common Stock; (ii) an amendment to Lyric's Articles of Incorporation to authorize 10,000,000 shares of no par value preferred stock, 9,597 of which will be designed as Series 1994-A Preferred Stock, 66,360 of which will be designated as Series 1994-B Preferred Stock and the remainder to be reserved for future issuance in the discretion of the Board of Directors;
(iii) a change of the name of Lyric to Natural Gas Technologies, Inc.; (iv) an amendment to Lyric's Articles of Incorporation to eliminate the liability of Directors and Officers in certain circumstances; and (v) an amendment to Lyric's Articles of Incorporation to reduce the voting requirement for certain fundamental corporate actions. Each of these actions is being taken in connection with the Share Exchange. By virtue of the shares acquired by NGT upon conversion of the Note, NGT holds sufficient votes to assure shareholder approval of all of the matters on the agenda. The Special Meeting will be called shortly after the Securities and Exchange Commission approves the Information Statement to be sent to shareholders in connection with the Special Meeting, which Information Statement has been filed with the Commission.

     The Share Exchange will take place in two stages. The first stage will occur immediately after the Special Meeting and will consist of the exchange of approximately 2,691,000 shares of the authorized but unissued post-reverse split shares of Lyric's Common Stock for 3,405,900 shares of NGT common stock, which constitutes approximately 85 percent of the equity interests in NGT.
The NGT shares to be exchanged in the first stage are held by certain officers, directors, affiliates and sophisticated investors. Lyric will control NGT upon completion of the first stage.

     The second stage will occur upon the approval by NGT shareholders of the exchange of the remaining NGT shares pursuant to an S-4 Registration Statement and Proxy Statement which registers the exchange of all of the remaining equity interests in NGT into shares of the authorized but unissued post-reverse split Common Stock of Lyric and further provides for the distribution of the 843,908 post-reverse split shares of Common Stock issued to NGT upon conversion of the Note to the shareholders of NGT immediately prior to the Share Exchange. It is also contemplated that the shares issued in the first stage of the Share Exchange will be registered for resale by such registration statement. NGT has outstanding 9,597 shares of Series 1994-A Preferred Stock and 66,360 shares of Series 1994-B Preferred Stock. These preferred shares are non-voting and will be converted upon the second stage of the Share Exchange into the same number of Series 1994-A and Series 1994-B preferred shares of Lyric. These shares are to be authorized and designated at the Special Meeting. As of the date hereof, the Series 1994-A shares of NGT have accrued an aggregate of $9,175 in dividends and the Series 1994-B shares of NGT have accrued an aggregate of $17,150 in dividends. These amounts will become accumulated but unpaid dividends of the respective series of preferred stock of Lyric to be issued in the exchange. Lyric intends to surrender the NGT preferred shares it acquires in the Share Exchange. Upon completion of the Share Exchange, the current shareholders of Lyric will hold approximately five percent of the total outstanding shares of Lyric and the shareholders of NGT will hold the remaining 95 percent, assuming conversion of the preferred shares to be issued in the Share Exchange to common shares.

     The material terms of the Note and the Share Exchange were negotiated and agreed to by Lyric and NGT prior to NGT obtaining control of Lyric. The terms were the result of arms' length negotiations between Lyric and NGT. In light of the independence of the companies at the time of the negotiations and Lyric's lack of assets and operations, the Board of Directors determined that an independent valuation or fairness opinion would offer very little support to the valuation of the transaction. Factors considered in determining the amount of the Note and the percentage of shares held by either party subsequent to all conversions were (i) funds necessary to pay off Lyric's debts, (ii) expenses to bring Lyric's reports current, (iii) the amount of debt to be forgiven, (iv) the market for Lyric's shares, (v) the inability of NGT to utilize Lyric's loss carryforward, and (vi) the relative value of the two businesses as determined by each company's Board of Directors.

     The Share Exchange is expected to be accounted for as a purchase. The Share Exchange is structured as a tax-free reorganization and should not have any tax consequences for the shareholders of Lyric or NGT.

     Under Colorado law, the Share Exchange may be effected by resolution of the Board of Directors of Lyric. Approval of the shareholders of Lyric is not required and Colorado law does not grant dissenter's rights to the shareholders of Lyric.

     The Share Exchange remains conditional upon the completion of final documentation therefor, but management currently expects that the Share Exchange will be completed.

Liquidity and Capital Resources

     On July 31, 1997, Lyric had no assets. Should the Share Exchange not be completed and in the absence of being able to borrow money from related parties or some other source, it is unlikely that Lyric will be able to continue as a going concern.

Management's Discussion and Analysis of Financial Condition and Results of Operations of NGT

Overview

     NGT was incorporated in April 1993 and commenced operations in June 1993. NGT acquired interests in various oil and gas properties in February 1994 and June 1994 and has been active in the oil and gas industry since that time.

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

     NGT entered into a letter of intent dated January 2, 1997, as modified on March 17, 1997, whereby NGT obtained on April 10, 1997 a controlling interest in Lyric, and pursuant to which Lyric will acquire NGT in a share exchange transaction whereby the shareholders of NGT will upon completion of the transaction hold approximately 95 percent of the total outstanding shares of Lyric. See "Acquisition of Control and Share Exchange Transaction" discussed in the Plan of Operation of Lyric above.

Results of Operations

Comparison of Three-Month Periods Ended July 31, 1997 and 1996

     Oil and gas revenues. Oil and gas revenues increased by $41,632 to $66,268 for the three months ended July 31, 1997 compared with $24,626 for the 1996 period. This increase was primarily attributable to new wells drilled and/or purchased.

     Lease operating expenses. Lease operating expenses increased by $100,159 to $119,854 for the three months ended July 31, 1997 compared with $19,685 for the 1996 period. This increase was primarily attributable to the implementation of a polymer flood on the Waggoner Ranch properties.

     Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $35,401 to $46,584 for the three months ended July 31, 1997 compared with $11,183 for the 1996 period. This increase was primarily attributable to increased production levels.

     Professional fees. Professional fees of $46,352 for the three months ended July 31, 1997 were primarily due to legal and accounting services with respect to NGT's loan and pending share exchange with Lyric and costs associated with the Information Statement for the Special Meeting to be held for Lyric shareholders to approve certain matters in connection with the Share Exchange.

     Consulting fees. Consulting fees of $22,500 for the three months ended July 31, 1997 were attributable to financial advisory services rendered in connection with an employment contract with an officer of a subsidiary, which officer's employment with such subsidiary was terminated in September 1997, at which time the remaining unamortized portion of such fees was charged to expense.

     Personnel costs. Personnel costs of $49,607 for the three months ended July 31, 1997 were attributable to the addition of approximately five employees in connection with the establishment of new office headquarters in Dallas, Texas in April 1997.

     Rent. Rent increased $8,098 to $9,148 for the three months ended July 31, 1997 compared to $1,050 for the 1996 period due to NGT's relocation to larger offices in April 1997.

     Director Fees. Director fees of $12,500 for the three months ended July 31, 1996 were attributable to the amortization expense associated with the issuance of stock in October 1993 to a Director as compensation for his services for three years. Such fees were fully amortized prior to the inception of the three months ended July 31, 1997.

     Travel. Travel expenses for the three months ended July 31, 1997 of $7,728 were attributable to management's meetings with business partners and professionals.

     Other expenses. Other expenses of $16,596 for the three months ended July 31, 1997 were primarily attributable to the relocation to larger offices and public relations expenses.

     Interest expense. Interest expense of $64,663 for the three months ended July 31, 1997 was primarily attributable to the assumption in April 1997 of the $3 million note in connection with NGT's acquisition of Interior Energy, Inc.

     Net loss. Net loss for the three months ended July 31, 1997 increased $294,562 to $320,762 compared to $26,200 for the 1996 period primarily due to increased lease operating expenses, depreciation, depletion and amortization, professional fees, consulting fees, personnel costs, and interest expense partially offset by increased oil and gas revenues and decreased director fees.

Liquidity and Capital Resources

     On July 31, 1997, NGT had $197,455 in cash on hand. NGT's primary sources of liquidity are proceeds from stock issuances, advances from related parties and borrowings. NGT's principal cash needs are for the acquisition, exploration and development of oil and gas properties.

     Cash flow. NGT's net cash provided by operating activities increased $381,041 to $378,006 for the three months ended July 31, 1997 compared with cash used by operating activities of $3,035 in the 1996 period primarily due to a much larger accounts payable financing during the 1997 period, partially offset by the larger net loss for the 1997 period. Net cash used in investing activities increased $1,188,154 to $1,189,154 for the three months ended July 31, 1997 compared to $1,000 in the 1996 period due to increased lease and drilling costs and purchases of lease and well equipment during the 1997 period.

     Net cash provided by financing activities was $191,878 for the three months ended July 31, 1997, consisting of proceeds from the issuance of stock and advances from related parties, partially offset by note payments, compared with net cash provided of $3,454 in the 1996 period attributable to advances from related parties less note payments.

     During the quarter ended July 31, 1997, NGT acquired four additional interests and drilled on five properties. The Touchstone lease, which had two producing wells, was acquired for a note payable of $250,000 and $100,000 cash. The Hutton lease was purchased for $33,900 cash and reworked, including new equipment, for approximately $14,000. An officer of NGT transferred his 50% interest in the Norton prospect in exchange for a note of $200,000 and options to purchase 100,000 shares of common stock at $7 per share over the next two years. NGT had purchased its original 50% from a third party for stock valued at $840,000 in April 1997. The Miller Ranch lease cost $164,868 and calls for initial drilling within three years. Other properties with significant activity included drilling five wells on the Norton prospect and approximately $242,000 spent on the East Milham Sand Unit as work continues toward revitalizing the production on that property.

     In another venture, NGT paid $100,000 for an option to purchase of an interest in a significant reworking project in Central West Texas. After results from initial work had been evaluated, management determined that this project was not economically feasible at the total cost of the interest. As a result of this decision, NGT abandoned its investment. Also, NGT spent $24,000 on a well that turned out to be a dry hole.

     As mentioned above, NGT added two notes payable in its acquisitions of assets during the three months ended July 31 1997. The first is a note to EXP, Inc. for $250,000, bearing interest at 8%, due in December 1998. The second is a note to an officer of NGT for $200,000, bearing interest at 5%, due in May 1999.

     During the quarter ended July 31, 1997, NGT made an escrow deposit of $50,000 to secure negotiation of a contract to purchase a tank farm in Mobile, Alabama. This facility would be instrumental in the development of the Company's planned gasoline blending business. This purchase contract is still subject negotiations and has not been accepted by either party as of August 31, 1997. Should negotiations fail to result in mutually acceptable terms for this purchase, the deposit will be returned. Additionally, $8,990 was deposited with an attorney as a retainer for possible legal services. At August 31, 1997, this arrangement had been canceled and the deposit is to be returned.

     During the three months ended July 31, 1997, NGT issued 10,000 shares of stock as an employment bonus to an officer of a subsidiary of NGT. These shares were issued pursuant to an employment contract with an eight month initial term. The officer was is expected to be significantly involved in initiating the gasoline blending operation and was employed to work out the details of this operation and to promote sales and interest among gasoline vendors. The value of these shares, $70,000, was being amortized over the eight months of the contract. However, the officer's employment was terminated in September 1997, at which time the remaining unamortized portion was charged to expense.

     NGT's accounts payable balance significantly increased during the three months ended July 31, 1997. This is primarily due to drilling activities.
The total accounts payable includes $914,187 payable to Wagman Petroleum, Inc. ("WPI") for drilling and lease operating expenses incurred since February 1997. At this time, WPI, a related party due to common management, is content to wait for NGT to be able repay these costs. NGT plans to have a public offering in order to fund its planned activities and to repay WPI for the work already done. Timing for this offering is dependent on several factors.
There is no assurance that this method of funding will be successful in raising the capital necessary to repay past costs as well as to fund activities planned for the future. Should NGT fail to raise the necessary capital to fund its planned activities, cash flows are not expected to be sufficient to fund them and portions of the assets would, in all likelihood, not be realizable. No accounting adjustments have been made to reflect this outcome, which is not anticipated.

     Capital expenditures. NGT's expenditures for the purchase of fixed assets and oil and gas properties are the primary use of its capital resources. NGT has no current commitments for capital expenditures, but its current business plan anticipates material capital expenditures during the fiscal year ended April 30, 1998, subject to the availability of capital. NGT anticipates raising capital for additional capital expenditures through the above-mentioned contemplated public or private sale of securities and/or through bank loans. The amount of future capital expenditures will depend upon a number of factors including the impact of oil and gas prices on investment opportunities, the availability of capital and the success of its development activity which could lead to funding requirements for further development.

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

Cautionary Statement with Regard to Forward Looking Information

     The matters discussed in the above Plan of Operation of Lyric and Management's Discussion of Analysis of Financial Condition and Results of Operations of NGT, when not historical matters, are forward looking statements which involve a number of risks and uncertainties which could cause actual events and results to differ materially from projected or anticipated events or results. Such factors include, among other things, the speculative nature of oil and gas exploration, the volatile markets for oil and gas, uncertainties in production and reserve estimates, environmental and governmental regulations, the availability of financing, particularly equity financing, the ability of Lyric to establish a trading market for its stock, force majeure events and other risk factors as described from time to time in reports filed by Lyric with the Securities and Exchange Commission.



                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          See the Company's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits And Reports On Form 8-K

          (a)  Exhibits

          Exhibit No.    Description

             3.1         Articles of Incorporation of Lyric Energy, Inc.
                         (Incorporated by reference to Exhibit 3 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996).

             3.2         Articles of Amendment of Lyric Energy, Inc.
                         (Incorporated by reference to Exhibit 3 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996).

             3.3 Articles of Correction to the Articles of Incorporation of Lyric Energy, Inc. (Incorporated by reference to Exhibit 3.3 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             3.4 Bylaws of Lyric Energy, Inc. (Incorporated by reference to Exhibit 3 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30,
                         1996).

             3.5         Articles of Incorporation of Natural Gas
                         Technologies, Inc. (Incorporated by reference to Exhibit 3.5 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             3.6 Articles of Amendment of Natural Gas Technologies, Inc. (Incorporated by reference to Exhibit 3.6 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             3.7 Articles of Second Amendment of Natural Gas Technologies, Inc. (Incorporated by reference to Exhibit 3.7 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             3.8         Bylaws of Natural Gas Technologies, Inc.
                         (Incorporated by reference to Exhibit 3.8 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             3.9 Statement of Designation of Rights and Preferences of Natural Gas Technologies, Inc. (Incorporated by reference to Exhibit 3.9 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.1 Compromise and Settlement Agreement dated July 31, 1991 between the Registrant and Amarillo National Bank (Incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996).

             10.2 Letter of Intent dated January 2, 1997 with Natural Gas Technologies, Inc., as amended by letter dated March 17, 1997 (Incorporated by reference to Exhibit
                         10.2 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996).

             10.3 Restated Convertible Promissory Note dated February 4, 1997 (Incorporated by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996).

             10.4 Release of Judgment dated December 31, 1996 (Incorporated by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996).

             10.5 Termination of Agreement and Cancellation of Loan dated January 2, 1997 (Incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996).

             10.6 Agreement between the Registrant and Amarillo National Bank dated March 3, 1997 (Incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997).

             10.7 Indemnification Agreement between the Registrant and Stahl Petroleum Company dated March 17, 1997 (Incorporated by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997).

             10.8 Operating Agreement between Natural Gas Technologies and Wagman Petroleum, Inc. dated February 1, 1994. (Incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.9 Purchase Agreement between Natural Gas Technologies and Mobile Americlean dated effective October 11, 1996. (Incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.10 Assignment from Mobile Americlean to Natural Gas Technologies dated October 11, 1996. (Incorporated by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.11 Office Lease Agreement between Natural Gas Technologies, Inc. and Brookdale Investors, L.P. dated March 12, 1997. (Incorporated by reference to Exhibit 10.11 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.12 Purchase Agreement between Natural Gas Technologies, Inc. and Interior Energy, Inc. (Incorporated by reference to Exhibit 10.12 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.13 Assignment Agreement between Ray L., Inc. and Natural Gas Technologies, Inc. (Incorporated by reference to
                         Exhibit 10.13 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.14 Purchase Agreement between Ray L., Inc. and Natural Gas Technologies, Inc. dated April 1, 1997. (Incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.15 Purchase Agreement between Brent A. Wagman and Natural Gas Technologies, Inc. dated May 30, 1997 and Assignment Agreement dated May 30, 1997.
                         (Incorporated by reference to Exhibit 10.15 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.16 Assignment Agreement between J.B., Ethel, and Robert Miller and Natural Gas Technologies, Inc. dated July 23, 1997. (Incorporated by reference to Exhibit
                         10.16 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.17 Agent Agreement between Natural Gas Technologies, Inc. and Continental Capital & Equity Corporation, Inc. dated February 1, 1996. (Incorporated by reference to Exhibit 10.17 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.18 Employment Agreement between Terry Huston and Natural Gas Technologies, Inc. dated January 16, 1997. (Incorporated by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.19 Wagman Petroleum, Inc. letter dated April 15, 1996. (Incorporated by reference to Exhibit 10.19 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.20 Brent A. Wagman letter dated July 17, 1996. (Incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.21 Natural Gas Technologies, Inc. Promissory Note to Wagman Petroleum, Inc. dated April 30, 1997. (Incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.22 Natural Gas Technologies, Inc. Promissory Note to Warren Donohue dated February 15, 1997. (Incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             10.23 Natural Gas Technologies, Inc. Promissory Note to Brent A. Wagman dated February 15, 1997.
                         (Incorporated by reference to Exhibit 10.23 of Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997).

             27.1        Financial Data Schedule

          (b)  Reports On Form 8-K

          During the quarter for which this report is filed, the Company filed the following reports on Form 8-K:

               Current Report on Form 8-K/A dated April 10, 1997 filed on June 24, 1997 relating to the financial statements of Natural Gas Technologies, Inc. ("NGT"), a business to be acquired by the Company

               Current Report on Form 8-K/A dated April 10, 1997 filed on July 3, 1997 relating to pro forma financial statements and financial statements of NGT

               Current Report on Form 8-K dated July 9, 1997 related to a change in the Company's Certifying Accountant



                            SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LYRIC ENERGY, INC.



Date:  September 12, 1997              By: /S/ BRENT WAGMAN
                                           Brent Wagman, Chairman of the Board