Form 10QSB
period 1997-10-31
LYRIC ENERGY INC
filed 1997-12-22
CIK 319420

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended October 31, 1997



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

                  Balance Sheets as of October 31, 1997 and April
                  30, 1997

                  Statements of Operations for the Three-Month
                  Periods ended  October 31, 1997 and 1996 and
                  Cumulative Period During the Development Stage

                  Statements of Cash Flows for the Six-Month
                  Periods ended October 31, 1997 and 1996 and
                  Cumulative Period During the Development Stage

                  Selected Information for Financial Statements, including Pro Forma Combined Financial
                  Information

           (b)    Consolidated Financial Statements of Natural
                  Gas Technologies, Inc.

                  Report on Review by Independent Certified
                  Public Accountants

                  Balance Sheets as of October 31, 1997 and April
                  30, 1997

                  Statements of Operations for the Three and Six-
                  Month Periods ended October 31, 1997 and 1996

                  Statements of Cash Flows for the Six-Month
                  Periods ended October 31, 1997 and 1996

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

Item 1.     Financial Statements.

           (a)   Financial Statements of Lyric Energy, Inc.


        REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Lyric Energy, Inc.
Dallas, Texas

We have reviewed the accompanying balance sheet of Lyric Energy, Inc. as of October 31, 1997, and the related statements of operations for three and six months and cash flows for six months ended October 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of April 30, 1997, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated July 18, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 1997 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





Robert Early & Company, P.C.
Abilene, Texas

December 12, 1997


                               LYRIC ENERGY, INC.
                         (A Development Stage Enterprise)
                                Balance Sheets


                               October 31,           April 30,
                                     1997                 1997
                              ____________           __________
                               (Unaudited)
Assets
                                    None                None




                 Liabilities and Stockholders' Equity/(Deficiency)

Liabilities
     Payable to Natural Gas
      Technologies, Inc.       $   12,089                None


Stockholders' Equity/(Deficiency)
     Common stock, $.01 stated
     value (250,000,000 shares
     authorized, 250,000,000
     outstanding)               2,500,000           2,500,000
     Additional paid-in
     capital                      224,222             224,222
     Retained (deficit)        (2,736,311)         (2,724,222)
                              ____________        ____________
        Total Stockholders'
        Equity/(Deficiency)       (12,089)              -
                              ____________        ____________

        TOTAL LIABILITIES
        AND STOCKHOLDERS'
        EQUITY                 $     -             $    -
                              ============        =============


                               LYRIC ENERGY, INC.
                        (A Development Stage Enterprise)
                           Statements of Operations
               For Three Months Ended October 31, 1997 and 1996
                                (Unaudited)

                              Cumulative
                              During the
                              Development
                                 Stage               1997          1996
                              ____________         _________      _______

General and
administrative expenses       $  (47,625)       $  (12,089)      $  (593)

Interest expense to
related parties                   (1,482)             -           (2,223)

     NET (LOSS)               $  (49,107)       $  (12,089)      $(2,816)
                             ============       ===========      =========


     Net loss per
     weighted average share   $   (0.00)        $   (0.00)       $ (0.00)
                             ============       ===========      =========
     Weighted average
     shares outstanding     160,439,221       250,000,000     46,958,483
                             ============       ===========      =========


                                LYRIC ENERGY, INC.
                           (A Development Stage Enterprise)
                              Statements of Cash Flows
                  For Six Months Ended October 31, 1997 and 1996
                                  (Unaudited)

                                    Cumulative
                                    During the
                                   Development
                                       Stage          1997               1996

                                  ____________       _____              ______

CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net loss                            $  (49,107)     $ (12,089)   $    (2,816)
Adjustments to reconcile net
 income/(loss) to
 net cash provided by operations:

Increase/(decrease) in:
     Accounts payable                 (52,398)        12,089             (837)
     Accrued expenses                   1,482            -              2,223
                                    __________     __________     ____________

NET CASH (USED) BY
OPERATING ACTIVITIES                 (100,023)           -             (1,430)
                                    __________     __________    ____________


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable       100,000            -                -
                                    __________     __________    ____________

     Increase/(decrease) in
     cash for period                     (23)            -            (1,430)

     Cash, Beginning of period            23             -             1,453
                                    __________     __________    ____________
     Cash, End of period           $    -          $     -          $     23
                                    ==========     ==========    ============

Supplemental Disclosures:

     Cash payments for:
       Interest                    $    -          $     -          $     -
       Income taxes                     -                -                -

     Cancellation of related
     party and other
     indebtedness                  $ 458,166       $     -          $     -

     Stock issued for
     conversion of note
     payable                       $ 100,000       $     -          $     -


                                LYRIC ENERGY, INC.
                       (A Development Stage Enterprise)
                 SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                               October 31, 1997
                                 (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the six month period ended October 31, 1997, are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.

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


          NOTE 2:   MERGER AGREEMENT WITH NATURAL GAS TECHNOLOGIES, INC.

On January 2, 1997, the Company entered into a Letter of Intent (LOI), amended subsequently via a supplemental letter dated March 17,1997, with Natural Gas Technologies, Inc., a Texas corporation. In accordance with the LOI, NGT loaned the Company $100,000 pursuant to a non-interest bearing, convertible note dated February 4, 1997 (Note), and the loaned funds were placed in escrow. The Note was converted on April 10, 1997 into 203,041,517 common shares, which were all of the remaining authorized but unissued common shares of the Company. Conversion occurred after the Company had filed all of the required reports pursuant to the Securities Exchange Act of 1934, as amended, and after the Company had obtained a waiver from a bank of the Company's commitment in connection with a compromise and settlement agreement related to a bank debt forgiveness in July 1991. This commitment was the maintenance of the bank's ownership interest at a constant 8.9976% through issuance of additional common stock as needed. Upon conversion, loaned funds were released from escrow to the Company for use in satisfying all existing debts and encumbrances and settling all claims against it.

The LOI further provides for a share exchange transaction whereby the shareholders of NGT are to be issued additional shares in the Company such that the mutual interests of the two companies shareholders as of April 1997 would be approximately 5% retained by the shareholders of the Company and shareholders of NGT would own the remaining 95% of the total issued and outstanding common shares of the Company. NGT would become a wholly owned subsidiary of the Company. This ratio of ownership between NGT shareholders and the previous shareholders is for NGT shareholders and for transactions effective April 1, 1997 and prior. Subsequent transactions in NGT shares are not included in this ratio and must be approved as to value by the Board of Directors of the Company. The share exchange will occur after the Company holds a shareholder meeting for the purpose of (1) approving a reverse split of the Company's common stock which will result in additional common shares being made available in order to issue shares in the shares exchange; (2) authorizing 10,000,000 shares of no par value preferred stock (Approximately 75,000 of these will be designated for exchange with NGT preferred shareholders in the share exchange and the remaining 9,925,000 will be reserved for future issuance at the discretion of the Board of Directors.); and (3) approving certain other amendments to the Company's Articles of Incorporation. The Company has filed its information statement with the SEC and is awaiting their acceptance of that document in order to hold its shareholder meeting.


NOTE 3:  PRO FORMA COMBINED FINANCIAL INFORMATION

The following tables set forth the pro forma combined balance sheet at October 31, 1997 and results of combined operations of the Company and NGT as though the entities had been combined for the year ended April 30, 1997 and the six months ended October 31, 1997. These combined statements presume that the Company will acquire 100% of the outstanding common and preferred shares of NGT in exchange for the issuance of previously unissued shares. This issuance, coupled with the conversion of the note as described above into Company shares will cause NGT shareholders as of April 2, 1997 to own 95% of the Company. NGT will dstribute the shares it received in the note conversion to NGT stockholders as part of the share exchange. This transaction qualifies as a purchase for accounting purposes. However, the transaction also is considered to be a reverse merger whereby NGT will be considered to be the acquirer for accounting purposes. As such, there are no adjustments to the carrying value of NGT assets and liabilities to reflect current fair values and the Company has no assets and liabilities that require adjustment.

As mentioned above, a portion of the transaction agreement calls for the Company to reverse split its outstanding shares after the note conversion by a factor of one share for 240.597 shares. Table I presents summarized balance sheets for the two entities at October 31, 1997.
Estimated adjustments to the balance sheet required as a direct result of the acquisition plan and the transactions contemplated therein consist primarily of the adjustments required due to the reverse stock split and the issuance of new shares by the Company to the NGT shareholders. The balance sheet eliminations consist of intercompany balances.

Tables II and III present pro forma results of operations for the combined entities. Table II is for the year ended April 30, 1997 and Table III is for the six months ended October 31, 1997. The adjustments in Table II consist of the elimination of the non-recurring transactions of the Company during the year. Adjustments required in Table III are described in the notes to the pro forma financial statements.



                                    Table I
                        Pro Forma Combined Balance Sheet
                             As of October 31, 1997

                     Lyric         NGT       Adjustments            Pro Forma
                                                                     Combined
                    ________     ______      ___________          ___________
      Assets
Current assets      $    -       $377,527     $   -                 $377,527
Fixed assets (net
 of depreciation and
 depletion               -     11,027,151         -               11,027,151
Other assets             -        296,069         -                  296,069
                   _________   __________     ________           _____________
    Total Assets    $    -    $11,700,747     $   -              $11,700,747
                   =========   ==========     ========           =============

                          Liabilities and Equity

Liabilities:
Current
liabilities        $12,089     $2,012,856     $(12,089)           $2,012,856
Notes payable           -       3,089,099         -                3,089,099
Redeemable
Preferred A stock       -          38,388         -                   38,388
Minority interest
in subsidiary           -          26,157      (26,157)                -

Stockholders' equity:
Preferred B stock       -         265,440         -                  265,440
Common stock     2,500,000          4,085   (2,463,728)               40,357
Additional paid
in capital         224,222      8,458,788     (232,067)            8,450,943
Deferred services
and stock
receivable              -        (160,000)        -                 (160,000)
Retained
(deficit)       (2,736,311)    (2,034,066)   2,734,041            (2,036,336)
                ___________   ____________   __________           ____________
  Total
  stockholders'
  equity          (12,089)      6,534,247       38,246             6,560,404
                ___________   ____________   __________           ____________
Total
Liabilities
and Stockholders'
Equity          $      -      $11,700,747    $    -              $11,700,747
                ===========   ============   ==========           ============

                                     Table II
                        Pro Forma Combined Results of Operations
                          For the Year Ended April 30, 1997

                    Lyric              NGT      Adjustments          Pro Forma
                                                                     Combined
                    _______          _______    ____________        __________

Revenues           $    -           $100,992    $     -               $100,992
                   ________         ________    ____________       ___________

LOE and
 production taxes       -            103,646            -              103,646
Depreciation,
 depletion and
 amortization           -             50,394            -               50,394
Management and
 consulting costs    35,000          115,000         (70,000)           80,000
Legal and
 professional           -             44,816            -               44,816
Other expenses          593           43,688            (593)           43,688
                   ________       ________         ________          ________
  Total
  operating
  expenses           35,593          357,544         (70,593)          322,544
                    ________       ________         _________         ________
(Loss from
 Operations)        (35,593)        (256,552)         70,593
(221,552)


Interest income        -                 715            -                  715
Interest expense     (5,928)         (49,786)          5,928
(49,786)
                    _________      _________        _________        _________

Net (Loss)         $(41,521)       $(305,623)        $76,521
$(270,623)
                   ==========    ===========       =========       ===========
Net (Loss)
 per share                                                            $  (.07)
                                                                   ===========
                                  Table III
                       Pro Forma Combined Results of Operations
                     For the Six Months Ended October 31, 1997

                        Lyric       NGT        Adjustments        Pro Forma
                                                                 Combined
                       ______      _____      ____________        _________

Revenues              $   -       $172,255    $    -              $172,255
                      _______     ________    ____________        __________

LOE and
 production taxes         -        271,041         -               271,041
Depreciation,
 depletion and
 amortization             -        113,605         -               113,605
Management and
 consulting costs         -         75,000         -                75,000
Legal and professional  12,089     114,337      (12,089)           114,337
Personnel costs           -        113,555         -               113,555
Extraordinary item        -        386,000     (386,000)              -
Other expenses            -         51,689         -                51,689
                       _______    ________     _________         __________
   Total
   operating expenses   12,089   1,125,227     (398,089)           739,227
                       _______   _________     _________         __________
(Loss from
 Operations)           (12,089)   (952,972)     398,089           (566,972)


Interest income           -          5,556          -                5,556
Interest expense          -       (167,818)         -             (167,818)

Net (Loss)           $ (12,089)$(1,115,234)    $398,089           $729,234
                      ========== ===========    ========        ==========
Net (Loss) per share                                               $ (0.14)
                                                                 ==========


Notes to Pro Forma Financial Statements:

The adjustments to the pro forma balance sheet consist of eliminating an intercompany payable of $12,089, eliminating the minority interest in Lyric Energy included in NGT's consolidated statements, and giving effect to the reverse split and exchange of newly issued shares for NGT shares outstanding.

Adjustments to the pro forma results of operations for the year ended April 30, 1997 consist of elimination of non recurring costs incurred by Lyric. The elimation is doubled since these costs were also included in NGT's consolidated statements.

Adjustments to the proforma results of operations for the six months ended October 31, 1997 consist of the elimination of costs incurred by Lyric which are duplicated in NGT's consolidated statement and the elimination of the non-recurring loss from abandonment of the blending license.


     (b)  Financial Statements of Natural Gas Technologies, Inc.


       REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Natural Gas Technologies, Inc.
Dallas, Texas

We have reviewed the accompanying consolidated balance sheet of Natural Gas Technologies, Inc. and Subsidiaries as of October 31, 1997 and April 30, 1997, and the related consolidated statements of operations for three and six months and cash flows for six months ended October 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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




_____________________________
Robert Early & Company, P.C.
Abilene, Texas

December 10, 1997

                 NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
                              Balance Sheets

                                    October 31,             April 30,
                                         1997                   1997
                                   ____________            __________
                                   (Unaudited)             (Restated)

                            Assets
Current Assets:
Cash                               $ 340,283               $ 816,725
Accounts receivable                   37,244                   3,407
                                  ___________              __________
     Total Current Assets            377,527                 820,132

Fixed Assets:
Oil & gas properties (full
 cost method, $637,496 has been
 excluded from amortization as
 an unproved cost)               11,221,546               8,682,579
Furniture & equipment
 ($40,000 not in service)            11,096                  40,000
 Accumulated depreciation
 & depletion                       (205,491)               (114,077)
                                  __________              __________
     Total fixed assets          11,027,151               8,408,502
                                  __________              _________

Other Assets:
Patent & process license
 (net of amortization of
 $2,000 at 4/30/97)                   -                     358,000
Investment in Kodiak
 Corporation                       190,000                     -
Investment in Wagman
 Petroleum, Inc. stock              14,464                   14,464
Deposits                             3,049                    3,049
Goodwill (net of
 amortization of
 $16,667 & $1,667)                  88,333                   98,333
Organizational costs
 (net of amortization
 of $1,687 & $1,496)                   223                      414
                                  _________                 ________
     Total Other Assets            296,069                  474,260
                                  _________                 ________

     TOTAL ASSETS                $11,700,747               $9,702,894
                               ============              ===========

                    Liabilities and Stockholders' Equity
     Accounts payable
     (primarily to
     related party)             $1,550,141                 $291,031
     Accrued interest            134,467                    40,109
     Advances and amounts
     due officers                201,136                     1,136
     Note payable and
     advance from
     related party               123,767                    79,067
     Current portion of
     notes payable                 3,345                    13,962
                              ___________                 _________
       Total Current
       Liabilities             2,012,856                   425,305

     Notes payable
     (net of current
     portion)                  3,089,099                 2,856,292
                             ____________               ___________

       TOTAL LIABILITIES       5,101,955                 3,281,597
                             ____________               ___________

Redeemable Preferred stock,
 Series 1994-A  $4.00 par
 value (500,000 shares
 authorized, 9,597
 outstanding)                    38,388                    38,388
Minority interest in
 consolidated subsidiary         26,157                    28,427

Stockholders's Equity
  Preferred stock,
   Series 1994-B
   $4.00 par value (500,000
   shares authorized,
   66,360 outstanding)          265,440                   265,440
  Common stock, $.001
   par value (10,000,000
   shares authorized,
   4,085,247 and 4,014,390
   outstanding)                   4,085                     4,014
  Additional paid-in capital  8,458,788                 7,322,860
  Deferred services            (160,000)                 (160,000)
  Receivable for stock
   issued to officers              -                     (159,000)
  Retained (deficit)         (2,034,066)                 (918,832)
                             ___________                __________
    Total Stockholders'
     Equity                   6,534,247                 6,354,482
                             ___________                __________

  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY    $11,700,747                $9,702,894



                 NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
                          Statements of Operations
             For Three and Six Months Ended October 31, 1997 and 1996

                              (Unaudited)
                                Three Months               Six Months

                              1997       1996             1997        1996
                             _______    ______            _____      _______
Oil and gas revenues        $105,794    $22,394         $172,052     $47,020
Other income                   -           -                 203           5
                             _______    _______          _______     _______
     Total Revenues          105,794     22,394          172,255      47,025
                             _______    _______          _______     _______

Expenses:
     Production taxes          4,230      1,128            6,886       2,402
     Lease operating
      expenses               144,301     16,409          264,155      36,104
     Depreciation,
      depletion and
      amortization            67,021     10,701          113,605      21,884
     Professional fees        67,985       -             114,337         -
     Consulting fees          52,500       -              75,000         -
     Personnel costs          63,948       -             113,555         -
     Rent                       -         1,050            9,148       2,100
     Business promotion         -          (443)           3,315         -
     Director's fees            -         8,333            -          20,833
     Taxes                      -         1,788            1,898       1,788
     Travel                   11,328         50           18,556         600
     Offering costs             -          -               -           3,000
     Other expenses            4,446      2,441           21,042       2,444
     Loss on abandoned
      blending license       386,000       -             386,000         -
     Minority interest
      in loss of
      consolidated
      subsidiary             (2,270)       -              (2,270)        -
                            ________    ________     ____________    _______
        Total Expenses      799,489      41,457        1,125,227     91,155
                            _______     ________     ____________    _______



(Loss) from Operations     (693,695)    (19,063)        (952,972)   (44,130)

     Interest income          2,378        -               5,556       -
     Interest expense       (86,853)      (784)         (167,818)    (1,917)
                           _________    ________     ____________    _______

NET (LOSS)                 (778,170)   (19,847)       (1,115,234)   (46,047)

   Less unpaid preferred
     stock dividend
     claims for the year     (2,401)    (2,401)           (4,802)    (4,802)
                           ________    ________       __________    _______

Net (loss) attributable
to common shareholders    $(780,571)  $(22,248)      $(1,120,036)   $(50,849)
                        =========== ==========      ============   =========

(Loss) per share data:
Primary                    $  (0.19)  $  (0.01)         $  (0.28)   $ (0.02)
                         =========== ==========       ===========   =========
Primary, attributable
to common shares              (0.19)     (0.01)         $  (0.28)   $ (0.02)
                        =========== ==========       ===========   =========
Fully diluted              $  (0.19)  $  (0.01)         $  (0.28)   $ (0.02)
                         =========== ==========       ===========   =========
Fully diluted,
 attributable to
 common shareholders          (0.19)     (0.01)         $  (0.28)   $ (0.02)
                         =========== ==========       ===========   =========


                    NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
                          Statements of Cash Flows
                     For Six Months Ended October 31, 1997 and 1996

                                (Unaudited)

                                               1997                1996
                                            ________             ________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 $(1,115,234)           $(46,047)
Adjustments to reconcile net
  income/(loss) to
  net cash provided by operations:
  Depreciation, depletion and
  amortization                               146,302              21,884
  Amortization of directors fees               -                  20,833
  Amortization of deferred services           70,000                 -
  Loss on impairment of assets               386,000                 -
(Increase)/decrease in:
  Accounts receivable                        (33,837)            (14,083)
  Security deposit                            -                      -
Increase/(decrease) in:
  Accounts payable                         1,259,110              17,675
  Accrued expenses                            94,358                 -
  Minority interests                          (2,270)                -
                                           __________            _________
NET CASH PROVIDED BY
OPERATING ACTIVITIES                         804,429                 262
                                           __________            _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for drilling costs
  and oil & gas leases                   (1,648,967)              (4,587)
  Purchase of lease and
  well equipment                            (11,096)                 -
  Investment in joint venture              (190,000)                 -
                                          ___________             _________
NET CASH (USED) BY
INVESTING ACTIVITIES                     (1,850,063)              (4,587)
                                          ___________             _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock           385,000                  -
  Advances from related parties             244,700               12,026
  Note payments                             (60,508)              (7,838)
                                        _____________             _________
NET CASH PROVIDED BY
FINANCING ACTIVITIES                        569,192                4,188
                                        _____________             _________

  Increase/(decrease)
  in cash for period                       (476,442)                (137)
    Cash, Beginning of period               816,725                  506
                                        _____________             _________
     Cash, End of period                  $340,283                 $369
                                        ===========             =========

Supplemental Disclosures:
   Cash payments for:
     Interest                              $40,874               $1,917
     Income taxes                            -                      -

   Stock issued for prepaid
    professional services                   70,000                  -
   Acquisition of oil and gas
    assets for note payable                250,000                  -
   Acquisition of oil and gas
    assets from related party for
    note payable and options:
        Note payable                       200,000                  -
        Contributed capital                640,000                  -


                   NATURAL GAS TECHNOLOGIES, INC. & SUBSIDIARIES
             SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)
                                   October 31, 1997


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in Lyric Energy, Inc.'s Annual Report on Form 10-KSB for the year ended April 30 , 1997. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of
Part 1. Operating results for the six month period ended October 31, 1997, are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.


NOTE 2:   RESTATED BALANCES AT APRIL 30, 1997

During the review process of the preliminary information statement for Lyric Energy, Inc. by the Securities and Exchange Commission, it was pointed out that the note payable to EXP, Inc for $3,000,000 should have been recorded at a discount representing the fair value of the note at the time the Company acquired Interior Energy, Inc. with the discount being amortized over the term of the note. This correction has been noted and will be corrected in revised audited financial statements to be filed with answers to the SEC's comments regarding that filing. The fair value of the note was $2,850,154. Through October 31, 1997, $38,835 of the discount has been amortized to interest expense.


NOTE 3:   ACQUISITION OF OIL AND GAS ASSETS

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


NOTE 4:   NOTES PAYABLE

As mentioned above, the Company added two notes payable in its acquisitions of assets during the first quarter. The first is a note to EXP, Inc. for $250,000, bearing interest at 8%, due in December 1998. The second is a note to Brent Wagman for $200,000, bearing interest at 5%, due in May 1999.


NOTE 5:   INVESTMENT IN KODIAK CORPORATION

During August 1997, the Company loaned $160,000 to Kodiak Corporation for planned drilling activities. Kodiak owned 60% of the working interest in various leases that the Company believed to have significant drilling potential. It also owned interests in nine wells that had produced reasonable quantities of oil in the past. The loan was to be used to drill on a prospect that Kodiak owned and was secured by a deed of trust covering the title to the proposed drilling tract. As additional inducement for the loan, the Company received the right to 40% of Kodiak's interest in future drilling activities on the leases which had not been developed.

At the end of September 1997, Kodiak had not begun drilling and the Company converted its loan to a 40% equity ownership interest in Kodiak. This entity's activities are recorded on the Company's books using the equity method since ownership is less than 50%. However, Kodiak did not record any operating activities during October and had no effects on the Company's income statement.


NOTE 6:   DEFERRED SERVICES AND ABANDONMENT OF BLENDING LICENSE

During the quarter ended July 31, 1997, the Company issued 10,000 shares of stock as an employment bonus to Terrance Huston. These shares were issued pursuant to an employment contract with an eight month initial term. Mr. Huston was expected to be significantly involved in initiating the gasoline blending operation and was employed to work out the details of this operation and to promote sales and interest among gasoline vendors. The value of these shares, $70,000, was being amortized over the eight months of the contract.

During September 1997, it was determined that Mr. Huston's efforts to initiate the business had failed. Mr. Huston controlled the entity which sold the blending license and related assets to the Company. In light of these facts, the Company has terminated its relationship with Mr. Huston. Due to the indications that these assets have little, if any, future value to the Company, the license, carried at $346,000, and the equipment, carried at $40,000, have been written off pending indication of future value.
The Company has also expensed the remainder of Mr. Huston's deferred service cost.


NOTE 7:   RELATED PARTY TRANSACTIONS

The accounts payable balance has significantly increased during the six months ended October 31, 1997. This is primarily due to drilling activities. The total accounts payable includes $1,498,959 payable to Wagman Petroleum, Inc. for drilling and lease operating expenses incurred since February 1997. At this time, Wagman Petroleum, a related party due to common management, has indicated that it is content to wait for the Company to be able repay these costs.

The Company's president and Wagman Petroleum have advanced or loaned a total of $244,700 to the Company during the six months. The Company's president has also purchased 60,857 shares of common stock for $426,000.

Additionally, during the second quarter, Wagman Petroleum which shares an office with the Company, agreed to increase its share of the office costs and reimbursed the Company for one-half of the rent and telephone expenses. This increase was made effective back to April when the two companies moved to Dallas. The effect of the reimbursement during the second quarter is the reporting of significantly lower costs for the current quarter in these categories.


NOTE 8: PLANNED FUNDING AND GOING CONCERN

The Company's drilling activities and operating expenses exceed its revenues. Without the related party cash flows indicated above, the Company cannot continue its planned activities. As a result of this, the Company has made plans to decrease its payables and increase its equity as described below.

The Company has acquired a public shell, Lyric Energy, Inc. and plans to become a subsidiary of Lyric through a stock exchange. The combined entity plans to have a public offering in order to raise funds for its planned activities and to repay Wagman Petroleum for the work already done. Timing for this offering is dependent on several factors including clearance of filed documents by the Securities and Exchange Commission. There is no assurance that this method of funding will be successful in raising the capital necessary to repay past costs as well as to fund activities planned for the future. Should the Company fail to raise the necessary capital to fund its planned activities, cash flows are not expected to be sufficient to fund them and portions of the assets would, in all likelihood, not be realizable. No adjustments have been made to reflect this outcome, which is not anticipated.


NOTE 9: SUBSEQUENT EVENTS

Subsequent to the end of the second quarter, the Company has entered into a joint venture with Trans Energy, Inc. The terms of the joint venture call for the creation of a limited liability company, owned in equal shares, which will drill on an oil and gas prospect in the Powder River Basin in Wyoming contributed by Trans Energy. The Company has agreed to contribute cash of $700,000 for the drilling of two wells on this prospect. In addition, Trans Energy has been given the right to require the Company to contribute one-half of its Crockett County, Texas prospect to the LLC if matched by a $150,000 cash contribution by Trans Energy. The Company's management believes that the Powder River Basin contains significant reserves based on review of seismic studies and the relationship of the prospect to other producing wells in the area.

In addition to the above, Kodiak has transferred the leases that the Company had received rights to, along with certain other assets to a new entity. The Company has contributed its ownership interest in Kodiak to this new entity in exchange for 40% ownership of the entity. This entity plans to develop the properties contributed.


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

Acquisition of Control and Share Exchange Transaction

     Lyric has entered into a letter of intent dated January 2, 1997 and modified March 17, 1997 (the "Letter of Intent") with NGT for a share exchange
transaction ("Share Exchange").   The Letter of Intent became binding by the
March 17, 1997 amendment. The reason for the Share Exchange is to carry out Lyric's Plan of Operation to acquire an operating company. Prior to entering into the Letter of Intent, Lyric and NGT were unrelated and NGT held no shares of Lyric.

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

     The Share Exchange will commence after the approval of the matters on the agenda at a special meeting (the "Special Meeting") to be called for the purpose of approving (i) a one share for 240.597 share (1 for 240.597) reverse stock split of Lyric's Common Stock; (ii) an amendment to Lyric's Articles of Incorporation to authorize 10,000,000 shares of no par value preferred stock, 9,597 of which will be designed as Series 1994-A Preferred Stock, 66,360 of which will be designated as Series 1994-B Preferred Stock and the remainder to be reserved for future issuance in the discretion of the Board of Directors; (iii) a change of the name of Lyric to Natural Gas Technologies, Inc.; (iv) an amendment to Lyric's Articles of Incorporation to eliminate the liability of Directors and Officers in certain circumstances;
(v) an amendment to Lyric's Articles of Incorporation to reduce the voting requirement for certain fundamental corporate actions; and (vi) an amendment to Lyric's Articles of Incorporation to reduce the quorum for shareholders meetings to one third of all outstanding votes . Each of these actions is being taken in connection with the Share Exchange. By virtue of the shares acquired by NGT upon conversion of the Note, NGT holds sufficient votes to assure shareholder approval of all of the matters on the agenda.
The Special Meeting will be called shortly after the Securities and Exchange Commission approves the Information Statement to be sent to shareholders in connection with the Special Meeting, which Information Statement has been filed with the Commission.

     The Share Exchange will take place in two stages. The first stage will occur immediately after the Special Meeting and will consist of the exchange of approximately 2,671,000 shares of the authorized but unissued post-reverse split shares of Lyric's Common Stock for 3,366,757 shares of NGT common stock, which constitutes approximately 82 percent of the equity interests in NGT. The NGT shares to be exchanged in the first stage are held by certain officers, directors, affiliates and sophisticated investors. Lyric will control NGT upon completion of the first stage.

     The second stage will occur upon the approval by NGT shareholders of the exchange of the remaining NGT shares pursuant to an S-4 Registration Statement and Proxy Statement which registers the exchange of all of the remaining equity interests in NGT into shares of the authorized but unissued post-reverse split Common Stock of Lyric and further provides for the distribution of the 843,908 post-reverse split shares of Common Stock issued to NGT upon conversion of the Note to the shareholders of NGT immediately prior to the Share Exchange. It is also contemplated that the shares issued in the first stage of the Share Exchange will be registered for resale by such registration statement. NGT has outstanding 9,597 shares of Series 1994-A Preferred Stock and 66,360 shares of Series 1994-B Preferred Stock. These preferred shares are non-voting and will be converted upon the second stage of the Share Exchange into the same number of Series 1994-A and Series 1994-B preferred shares of Lyric.
These shares are to be authorized and designated at the Special Meeting. As of the date hereof, the Series 1994-A shares of NGT have accrued an aggregate of $10,653 in dividends and the Series 1994-B shares of NGT have accrued an aggregate of $26,524 in dividends. These amounts will become accumulated but unpaid dividends of the respective series of preferred stock of Lyric to be issued in the exchange. Lyric intends to surrender the NGT preferred shares it acquires in the Share Exchange. Upon completion of the Share Exchange, the current shareholders of Lyric will hold approximately five percent of the total outstanding shares of Lyric and the shareholders of NGT will hold the remaining 95 percent, assuming conversion of the preferred shares to be issued in the Share Exchange to common shares.

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

Liquidity and Capital Resources

     On October 31, 1997, Lyric had no assets. Should the Share Exchange not be completed and in the absence of being able to borrow money from related parties or some other source, it is unlikely that Lyric will be able to continue as a going concern.

Management's Discussion and Analysis of Financial Condition and Results of Operations of NGT

Overview

     The following discussion should be read in conjunction with the disclosures concerning NGT contained in the Form 10-KSB for Lyric for the year ended April 30, 1997.
     NGT uses the full cost method of accounting for its oil and gas producing activities and, accordingly, capitalized all costs incurred in the acquisition, exploration and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded.

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

Results of Operations

The following tables set forth for the periods indicated the percentage of total revenues represented by certain line items included in NGT's Statements of Operations.

                          Three Months Ended       Six Months Ended October
                          October 31               31
                          __________________      _________________________
                           1997       1996         1997           1996
                          _________________________________________________
Total revenues             100%       100%         100%           100%
Total expenses             756        185          653            194
(Loss) from operations    (656)       (85)        (553)           (94)
Net interest income
 (expense)                 (80)        (4)         (94)            (4)
Net (loss)                (736)       (89)        (647)           (98)


     Oil and gas revenues. Oil and gas revenues increased by $125,000, or 266 percent, to $172,052 for the six months ended October 31, 1997 compared with $47,020 for the 1996 period. Oil and gas revenues were $105,794 for the three months ended October 31, 1997, which represents an increase of $83,400, or 372 percent, compared to $22,394 for the 1996 period. These increases were primarily attributable to new production from acquisitions and successful reworks of older wells, partially offset by lower sales prices of production. The following table sets forth production and price information for the six months and three months ended October 31, 1997 and 1996.

                          Three Months Ended       Six Months Ended October
                          October 31               31
                          __________________      _________________________
                           1997       1996         1997           1996
                          _________________________________________________
Net Bbls Oil             4,354        769        7,295          1,737
Avg. Price Bbl          $18.83     $22.33       $18.68         $21.02
Net Mcf Gas              4,585      3,046        8,249          6,163
Avg. Price per Mcf       $2.44      $1.94        $2.08          $1.91


     Lease operating expenses. Lease operating expenses increased by $228,051 to $264,155 for the six months ended October 31, 1997 compared with $36,104 for the 1996 period. Lease operating expenses for such period were 153 percent of oil and gas revenues compared with 77 percent of oil and gas revenues for the 1996 period. Lease operating expenses were $144,301 for the three months ended October 31, 1997, which represents an increase of $127,892 compared to $16,409 for the 1996 period. Lease operating expenses for such period were 136 percent of oil and gas revenues compared with 73 percent of oil and gas revenues for the 1996 period. The increases in lease operating expenses as a percentage of revenue were due to the implementation of a polymer water flood on the East Milham Sand Unit and plugging costs for unprofitable wells. NGT expects lease operating costs to decline substantially as a percentage of revenues in future periods because its planned reworks of East Milham Sand
Unit and Waggoner M are complete. NGT has commenced polymer injection in the East Milham Sand Unit and is investigating water flood patterns on Waggoner M in anticipation of commencing polymer injection.

     Depreciation, depletion and amortization. Depreciation, depletion and amortization ("DDA") increased by $91,721 to $113,605 for the six months ended October 31, 1997 compared with $21,884 for the 1996 period. DDA for such period was 66 percent of oil and gas revenues compared with 47 percent of oil and gas revenues for the 1996 period. DDA was $67,021 for the three months ended October 31, 1997, which represents an increase of $56,320 compared to $10,701 for the 1996 period. DDA for such period was 63 percent of oil and gas revenues compared with 48 percent of oil and gas revenues for the 1996 period. During all periods reported NGT recorded a depletion cost of $8.85 per barrel, and the increases in DDA as a percentage of revenue for the 1997 periods were due to lower market prices for oil during the 1997 periods, partially offset by higher market prices for gas.

     Professional fees. Professional fees of $114,337 and $67,985 for the six months and three months ended October 31, 1997, respectively, were primarily due to legal and accounting services with respect to NGT's loan and pending share exchange with Lyric and the Information Statement for the Special Meeting to be held for Lyric shareholders to approve certain matters in connection with the Share Exchange.

     Consulting fees. Consulting fees of $75,000 and $52,500 for the six months and three months ended October 31, 1997, respectively, were attributable to financial advisory services rendered in connection with an employment contract with an officer of a subsidiary, which officer's employment with such subsidiary was terminated in September 1997, at which time the remaining unamortized portion of such fees was charged to expense.

     Personnel costs. Personnel costs of $113,555 and $63,948 for the six months and three months ended October 31, 1997 were attributable to the addition of approximately five employees in connection with the establishment of new office headquarters in Dallas, Texas in April 1997.

     Rent. NGT recorded zero rent expense for three months ended October 31, 1997 compared with $1,050 for the 1996 period. Rent expense for the six months ended October 31, 1997 was $9,148, which represents an increase of $7,048, or 336 percent, over the 1996 period. Rent increased for the six month period due to NGT's relocation to larger offices in April 1997. However, during the second quarter, NGT reached an agreement with a related party with which it shares the Dallas office for the related party to reimburse one-half of the rent and telephone expenses retroactive to April 1997. This retroactive reimbursement led to NGT recording no rent expense for the second quarter.

     Director Fees. Director fees of $20,833 and $8,333 for the six months and three months ended October 31, 1996, respectively, were attributable to the amortization expense associated with the issuance of stock in October 1993 to a Director as compensation for his services for three years. Such fees were fully amortized prior to fiscal 1998.

     Travel. Travel expenses for the six months and three months ended October 31, 1997 of $18,556 and $11,328 were attributable to management's meetings with business partners and professionals associated with capital raising efforts and increasing the asset base of the company.

     Other expenses. Other expenses of $21,042 for the six months ended October 31, 1997 were primarily attributable to the relocation to larger offices and public relations expenses.

     Loss on abandonment of assets. In September 1997, NGT learned that its purchase of a license to blend an alternative gasoline and related assets from Mobile Americlean Ltd. had been induced by fraudulent misrepresentations on the part of Mobile Americlean's principal, Terry Huston, concerning the prospects for establishing a blending operation in Mobile, Alabama based upon the license agreement. See further discussion under Part II, Item 1, "Legal Proceedings." As a result of these discoveries, NGT determined to abandon its plans for establishing a fuel blending operation based upon the assets acquired from Mobile Americlean. The license, which was carried at $346,000, and the equipment, carried at $40,000, were therefore written off and expensed during the three months ended October 31, 1997.

     Interest expense. Interest expense of $167,818 and $86,853, respectively, for the six months and three months ended October 31, 1997 was primarily attributable to the assumption in April 1997 of the $3 million note in connection with NGT's acquisition of Interior Energy, Inc.

     Net loss. Net loss for the six months ended October 31, 1997 increased $1,069,187, or 2322 percent, to $1,115,234 compared to $46,047 for the 1996 period. Net loss was $778,170 for the three months ended October 31, 1997, which represents an increase of $748,323, or 3821 percent, compared with $19,847 in the 1996 period. The increases in net loss were primarily due to the abandonment of the fuel blending license and equipment, increased lease operating expenses, depreciation, depletion and amortization, professional fees, consulting fees, personnel costs, and interest expense partially offset by increased oil and gas revenues and decreased director fees.

Liquidity and Capital Resources

     On October 31, 1997, NGT had $340,000 in cash on hand. NGT's primary sources of liquidity are proceeds from stock issuances, advances from related parties and borrowings. NGT's principal cash needs are for the acquisition, exploration and development of oil and gas properties.

     Cash flow. NGT's net cash provided by operating activities increased $804,167 to $804,429 for the six months ended October 31, 1997 compared with $262 in the 1996 period primarily due to much larger accounts payable financing during the 1997 period, partially offset by the larger net loss for the 1997 period. Net cash used in investing activities increased $1,845,476 to $1,850,063 for the six months ended October 31, 1997 compared to $4,587 in the 1996 period due to greatly increased lease and drilling costs for new wells and purchases of lease and well equipment during the 1997 period.

     Net cash provided by financing activities was $569,192 for the six months ended October 31, 1997, consisting of proceeds from the issuance of stock and advances from related parties, partially offset by note payments, compared with net cash provided of $4,188 in the 1996 period attributable to advances from related parties less note payments.

     NGT's accounts payable balance significantly increased during the six months ended October 31, 1997. This is primarily due to drilling activities. The total accounts payable includes $1,498,959 payable to Wagman Petroleum, Inc. ("WPI") for drilling and lease operating expenses incurred since
February 1997. At this time, WPI, a related party due to common management, is content to wait for NGT to be able repay these costs. NGT plans to have a public offering in order to fund its planned activities and to repay WPI for the work already done. Timing for this offering is dependent on several factors. There is no assurance that this method of funding will be successful in raising the capital necessary to repay past costs as well as to fund activities planned for the future. Should NGT fail to raise the necessary capital to fund its planned activities, cash flows are not expected to be sufficient to fund them and portions of the assets would, in all likelihood, not be realizable. No accounting adjustments have been made to reflect this outcome, which is not anticipated.

     Capital expenditures. NGT's expenditures for the purchase of fixed assets and oil and gas properties are the primary use of its capital resources. NGT has committed to contribute up to $700,000 for the drilling of two wells on the Prima Prospect by Sundance Producers LLC, a limited liability company owned fifty percent by NGT and fifty percent by Trans Energy, Inc. (see discussion under "Material Events" below). NGT's current business plan anticipates additional material capital expenditures during the fiscal year ended April 30, 1998, subject to the availability of capital.
NGT raised $385,000 through the sale of 55,000 shares of common stock to its president during the quarter ended October 31, 1997, and raised an additional $1,000,000 through the sale of $166,667 shares of common stock to an unrelated party in December 1997. This capital will be used to fund operations, capital expenditures and to pay off some of NGT's debt. NGT anticipates raising additional capital in the next twelve months for additional capital expenditures through a public or private sale of securities and/or through bank loans. The amount of future capital expenditures will depend upon a number of factors including the impact of oil and gas prices on investment opportunities, the availability of capital and the success of its development activity which could lead to funding requirements for further development.

Other Material Events

     During August 1997, NGT loaned $160,00 to Kodiak Corporation for planned drilling activities. At the end of September 1997, NGT converted its loan to a forty percent equity ownership interest in Kodiak. In November 1997, NGT exchanged its equity interest in Kodiak for an equity interest in Mirae LLC, which was formed to hold a royalty interest in some of Kodiak's production and some of Kodiak's oil and gas leases, as well as other leases. Mirae currently holds the royalty interest and a number of leases in Wilbarger County, and has commenced drilling on one of the leases using funds loaned by NGT.

     In December 1997, NGT entered into an agreement for a joint venture with Trans Energy, Inc., a Nasdaq company engaged in oil and gas exploration and distribution. The agreement calls for the formation of a limited liability company, called Sundance Producers LLC, to jointly own and develop oil and gas properties. Trans Energy will contribute to Sundance its fee ownership in approximately 1,100 acres in Crook County, Wyoming. NGT will contribute up to $700,000 for the drilling of two wells on the property. In addition, NGT granted Trans Energy an option to require NGT to contribute to Sundance one half of its working interest in its lease for the Miller Ranch property in Crockett County, Texas if matched by a $150,000 cash contribution from Trans Energy. Sundance will be owned fifty percent by each of NGT and Trans Energy, and will be managed jointly.

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


                       PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

            See the Company's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997.

            On December 9, 1997, Terrence Huston, a former employee of NGT and its subsidiary, filed an action against NGT and Brent Wagman in the Circuit Court of Baldwin County, Alabama, seeking unspecified compensatory and punitive damages for claims arising out of the termination of Mr. Huston's employment with NGT. NGT is considering its options with respect to this action, but believes the action has no merit and will not have a material adverse effect on NGT.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            See "Other Material Events" above.

Item 6.     Exhibits And Reports On Form 8-K

            (a)  Exhibits

            The exhibits included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997 are incorporated herein by reference.

            10.24 Agreement between Natural Gas Technologies, Inc. and Trans Energy, Inc. dated December 4, 1997

            27.1      Financial Data Schedule

            (b)  Reports On Form 8-K

            None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     LYRIC ENERGY, INC.



Date:  December 22, 1997             By: /S/ BRENT WAGMAN
                                     ____________________
                                     Brent Wagman, Chairman of the Board

                             Exhibit 10.24

                              AGREEMENT

     This Agreement is entered into this 4th day of December, 1997, by and between Natural Gas Technologies, Inc., a Texas corporation ("NGT") and Trans Energy, Inc., a Nevada corporation ("TEI").

   1. Purpose of Agreement. NGT and TEI shall cause the formation of a Colorado Limited Liability Company ("LLC") for the purpose of jointly holding and operating oil and gas properties.

   2. TEI Capital Contribution. TEI shall contribute to the LLC all of its right, title and interest in and to the oil and gas prospect known as the Prima Prospect located in the Powder River Basin in Wyoming (the "Prima Property") together with all of TEI's technical data concerning the Prima Property. TEI's interest in the Prima Property is more particularly described on Exhibit A hereto.

   3. NGT Capital Contribution. NGT shall contribute to the LLC sufficient cash for the drilling of two completed wells on the Prima Property, subject to customary contingencies concerning abnormal drilling conditions and force majeure occurrences. The amount of NGT's cash contribution shall in no event exceed $700,000.

   4. Ownership Interests. In return for their respective contributions, each of NGT and TEI shall receive fifty percent of the total outstanding membership units in the LLC.

   5. Management. The LLC shall be managed by two managers. Each of NGT and TEI shall have the right to appoint one manager. All actions of the LLC must be approved by both managers. All funds of the LLC shall be held in accounts in the name of the LLC, and a separate account shall be established for each oil and gas property of the LLC. The signature of both managers shall be required to write checks from any account of the LLC in excess of $10,000.
The compensation of the managers, if any, must be agreed to by both parties.

   6. Bankruptcy or Receivership. In the event that either NGT or TEI shall be the subject of a petition for bankruptcy or receivership, which petition is not discharged within thirty days, the party which is not the subject of the petition shall have the right to immediately replace the manager appointed by the other party, and shall thereafter have the right to appoint both managers. The party subject to such petition shall thereafter have no right to management of the LLC except as may be required by applicable law, but shall continue to participate in distributions to the extent of its unit ownership in the LLC.

   7. Disposition of Revenues. Thirty percent of all revenues from the LLC after payment of ordinary operating expenses shall be retained by the LLC for capital expansion. The remaining seventy percent of revenues shall be distributed monthly to the parties in accordance with their respective unit interests. Any deviation from the foregoing shall require the consent of both parties.

   8. Capital Contributions. In the event that the LLC shall be required to make a capital contribution to any oil and gas property in which it holds an interest, or in the event that both parties deem it advisable to invest capital in such a property, the LLC shall use retained earnings to the extent such earnings are available. Any additional capital contributions shall be provided pro rata by the parties. In the event one of the parties (the "Defaulting Party") is unwilling or unable to make its entire capital contribution within thirty days of the call, the other party (the "Paying Party") may make that portion of the contribution not made by the Defaulting Party (the "Excess Contribution"). In such case, notwithstanding the provisions of section 7, the Paying Party shall be entitled to receive in addition to its ordinary share of revenues from the particular capital project for which the contribution was made, an amount equal to three times the Excess Contribution out of the share of revenues from such capital project which would otherwise be payable to the Defaulting Party. Thereafter, the provisions of section 7 shall apply to all revenues from such projects.

   9. Representations and Warranties. TEI hereby represents and warrants to NGT as a material inducement to NGT that it has good title free and clear of all encumbrances or other agreements not disclosed on Exhibit A to all of the rights specified on Exhibit A and has an AFE for the Prima Property. TEI shall supply evidence to NGT of the foregoing reasonably satisfactory to NGT within seven days after execution of this Agreement, and NGT shall not be obligated to make its capital contribution until it has received such evidence.

   10. Option to Purchase Miller Ranch. TEI shall have the option to require NGT to contribute one half of its current working interest in the Miller Ranch property located in Crockett County, Texas (the "Miller Ranch Property") to the LLC. Such option may be exercised by TEI contributing $150,000 cash to the LLC. Such option shall expire and be of no further force and effect on March 31, 1998. If such option is exercised, the LLC shall be entitled to all net revenues received on such property between the date of this Agreement and the date of exercise.

   11. Right of First Refusal. In the event one party shall receive a bona fide offer to purchase any or all of its membership units from a person or entity other than a controlled subsidiary or affiliate of such party, the other party shall have thirty days to exercise a right of first refusal to purchase such units on the same terms as those offered by the bona fide offeree.

   12. Disputes. Any disagreements of the parties which cannot be resolved through negotiation or non-binding mediation shall be submitted to binding arbitration in Dallas, Texas pursuant to the rules of the American Arbitration Association.

   13. Special Provision for Prima Well Site. NGT acknowledges that TEI has been engaged in negotiations for the sublease of a 40-acre drill site on the Prima Property located on the Northeast of the Southeast of Section 8, Township 67 West, Range 54 North. In the event TEI is able to consummate a sublease of such drill site on or before the date that the LLC penetrates the target pay zone(s) of its first well, TEI shall be entitled to retain 100 percent of the proceeds from such sublease. Otherwise, such drill site shall be contributed to the LLC.

   14. Special Provision for Miller Ranch. TEI acknowledges that NGT is engaged in negotiations for the sale of fifty percent of its current working interest in the Miller Ranch Property. NGT shall have the right as part of such sale to obtain a commitment of the buyer to contribute up to $1,000,000 for the drilling of wells which carries NGT's pro rata share of the expenses for such wells. NGT shall have exclusive rights to its retained fifty percent working interest in any such wells drilled by March 31, 1998 notwithstanding the exercise by TEI of the option set forth in section 10.

   15. Articles of Organization; Operating Agreement. The parties shall diligently proceed to prepare and execute Articles of Organization and an Operating Agreement for the LLC reflecting the foregoing terms and such other terms as are customary for a limited liability company engaged in the business of the LLC. Each party shall negotiate in good faith toward the completion of these documents without unreasonable delay.

   16. Other Provisions.

        a. Successors and Assigns. Subject to section 6, this Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns. Without limiting the generality of the foregoing, NGT's interests in this Agreement shall be succeeded to by Lyric Energy, Inc. upon consummation of a share exchange between NGT and Lyric Energy, Inc.

        b. Cooperation. Subject to the terms and conditions herein provided, each of the parties hereto agrees to use all reasonable efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate the transactions contemplated by this Agreement.

        c. Confidentiality; Public Statements. The parties shall keep the terms of this Agreement confidential except to the extent that each is required by applicable law to disclose such terms. For any such disclosure, each party shall consult and cooperate with each other and agree upon the terms and substance of such disclosures.

        d. Entire Agreement; Amendment. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof, and supersedes all prior written or oral understandings between the parties. Any amendment or waiver of this Agreement shall require the written consent of the party to be charged.

        e. No Assignment. This Agreement may not be assigned without prior consent of all parties hereto.

        f. Headings. The headings are included for convenience only and shall not affect the construction or interpretation of this Agreement

     IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by the duly authorized officers of the parties hereto on the date first hereinabove written.


                                     NATURAL GAS TECHNOLOGIES, INC.




                                     By:/s/ Brent Wagman
                                     __________________________________
                                      Brent Wagman, President and Director

                                     By:/s/ Warren Donohue
                                     __________________________________

                                      Warren Donohue, Vice President and
                                      Director


                                     TRANS ENERGY, INC.




                                    By: Loren E. Bagley
                                    ______________________________________

                                    Loren E. Bagley, President and Director

                                    By: William F. Woodburn
                                    ______________________________________
                                    William F. Woodburn, Vice President
                                    and Director