Form 10QSB
period 1998-01-31
LYRIC ENERGY INC
filed 1998-03-16
CIK 319420

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended January 31, 1998



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

             APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 250,000,000 shares of common stock as of January 31, 1998.

Transitional Small Business Disclosure Format (check one);

Yes.......   No...X....

                Index to Quarterly Report on Form 10Q-SB

                 PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Report on Review by Independent Certified
            Public Accountants

            Balance Sheets as of January 31, 1998 and April
            30, 1997

            Statements of Operations for the Three-Month and Nine-Month Periods ended January 31, 1998 and 1997 and Cumulative Period During the
            Development Stage

            Statements of Cash Flows for the Nine-Month
            Periods ended October 31, 1998 and 1997 and
            Cumulative Period During the Development Stage

            Selected Information for Financial Statements

Item 2.     Plan of Operation.


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

                  PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.


        REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Lyric Energy, Inc.
Dallas, Texas

We have reviewed the accompanying balance sheet of Lyric Energy, Inc. as of January 31, 1998, and the related statements of operations for three and nine months and cash flows for nine months ended January 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



/s/
Robert Early & Company, P.C.
Abilene, Texas

March 11, 1998

                            LYRIC ENERGY, INC.
                     (A Development Stage Enterprise)
                            Balance Sheets




                                  January 31,          April 30,
                                        1998              1997
                                  ___________        ______________
                                  (Unaudited)
Assets
                                        None             None




               Liabilities and Stockholders' Equity/(Deficiency)

Liabilities
  Payable to Natural
  Gas Technologies, Inc.             $12,089             None


Stockholders' Equity/(Deficiency)
  Common stock, $.01 stated
  value (250,000,000 shares
  authorized, 250,000,000
  outstanding)                     2,500,000        2,500,000
  Additional paid-in capital         224,222          224,222
  Retained (deficit)              (2,736,311)      (2,724,222)
                                  _____________   ____________
    Total Stockholders'
    Equity/(Deficiency)              (12,089)          -
                                  _____________   ____________
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY            $   -           $  -
                                  =============   ============

                               LYRIC ENERGY, INC.
                         (A Development Stage Enterprise)
                              Statements of Operations
           For Three and Nine Months Ended January 31, 1998 and 1997
                                  (Unaudited)


                            Cumulative    Three Months         Nine Months
                            During the    Ended                Ended
                            Development   January 31,          January 31,
                            Stage         1998   1997          1998     1997
                            ____________ ________________    _______________
General and
administrative expenses   $(47,625)      $      $ (57)       $(12,089) $(158)

Other income                  -           -        -             -        44

Interest expense to
related parties            (1,482)        -    (1,482)           -    (5,928)
                            _____        _____  _____          _____   _____

   NET(LOSS)              $(49,107)     $ -   $(1,539)      $(12,089)$(6,042)


Net loss per weighted
average share             $ (0.00)     $(0.00) $(0.00)       (0.00)  $(0.00)
                          =========     =====  =====        ======   ======

Weighted average
shares
outstanding          160,439,221 250,000,000 46,958,483 250,000,000 46,958,483
                     =========== =========== ========== =========== =========


                              LYRIC ENERGY, INC.
                     (A Development Stage Enterprise)
                        Statements of Cash Flows
               For Nine Months Ended January 31, 1998 and 1997
                              (Unaudited)

                              Cumulative
                              During the            Nine Months Ended
                              Development               January 31,
                              Stage             1998            1997
                           ________________    ________        __________

NET CASH (USED) BY
 OPERATING ACTIVITIES        $(100,023)            -           $ (1,453)
                             __________       __________      ____________


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note
   payable                     100,000             -               -
                             ___________     ____________     ____________

   Increase/(decrease)
   in cash for period             (23)             -             (1,453)
                             ____________    _____________    ____________

     Cash, Beginning of
     period                        23              -              1,453
                             ____________    _____________    _____________
     Cash, End of period        $  -           $   -           $      -
                             ============    ==============   =============

Supplemental Disclosures:

   Cash payments for:
     Interest                   $  -           $   -           $    -
     Income taxes                  -               -                -

   Cancellation of related
   party and other
   indebtedness              $458,166          $   -           $    -

   Stock issued for
   conversion of note
   payable                   $100,000          $   -           $    -


                               LYRIC ENERGY, INC.
                        (A Development Stage Enterprise)
                   SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                  January 31, 1998
                                    (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine month period ended January 31, 1998, are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.

Development Stage Enterprise -- The Company returned to the development stage in November 1996 with the transfer of its final operating responsibility to others and thereby reducing its activities to the sole pursuit of identifying, evaluating, structuring, and completing a merger with or acquisition of a privately owned entity.

Going Concern Issues - The Company has been relatively inactive during the past three years due to a shortage of operating assets and working capital. The Company has no assets (or credit) with which to initiate new business or to acquire an existing business These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company reentered the development stage in November 1996 when it transferred its last operations to another operator and reinforced its search for a merger or acquisition target in order to carry on the operations of the target Company. The Company signed a Letter of Intent to merge with Natural Gas Technologies, Inc. (NGT) in January 1997. In April 1997, NGT acquired an 81% ownership interest in the Company in a first step toward a merger. The ability of the Company to continue as a going concern is dependent on the completion of this transaction or a similar merger transaction. In February 1998, NGT entered into an merger agreement with another entity and has terminated its plans to merge into the Company There are no adjustments of financial statement information required should the Company be unable to continue as a going concern.


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

In February 1998, NGT agreed to be acquired by another entity and has terminated the plans to be merged in the Company. NGT continues to own approximately 81% of the total issued and outstanding common shares of the Company. NGT as a parent to the Company intends to utilize the Company in its future business plans and/or to utilize the public nature of the Company in some currently undetermined manner.


Item 2.  Plan of Operation

     Lyric Energy, Inc. ("Lyric" or the Company) is a development stage company that is currently focusing on the identification and evaluation of other prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships.

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

     On January 2, 1997, the Company entered into a Letter of Intent (LOI), amended subsequently via a supplemental letter dated March 17,1997, with Natural Gas Technologies, Inc., a Texas corporation. In accordance with the LOI, NGT loaned the Company $100,000 pursuant to a non-interest bearing, convertible note dated February 4, 1997 (the Note), and the loaned funds were placed in escrow. The Note was converted on April 10, 1997 into 203,041,517 common shares, which were all of the remaining authorized but unissued common shares of the Company. Conversion occurred after the Company had filed all of the required reports pursuant to the Securities Exchange Act of 1934, as amended, and after the Company had obtained a waiver from a bank of the Company's commitment in connection with a compromise and settlement agreement related to a bank debt forgiveness in July 1991. This commitment was the maintenance of the bank's ownership interest at a constant 8.9976% through issuance of additional common stock as needed. Upon conversion, loaned funds were released from escrow to the Company for use in satisfying all existing debts and encumbrances and settling all claims against it.

     In February 1998, NGT agreed to be acquired by another entity as a result in part of a perceived strategic operational fit with such entity and has terminated the previously disclosed plans to be merged in the Company. NGT continues to own approximately 81% of the total issued and outstanding common shares of the Company. NGT as a parent to the Company currently expects to utilize the Company in its future business plans and/or to utilize the public nature of the Company in some currently undetermined manner.


Liquidity and Capital Resources

     As of January 31, 1998, Lyric had no assets. In the absence of being able to borrow money from related parties or some other source, it is unlikely that Lyric will be able to continue as a going concern.



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

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits And Reports On Form 8-K

            (a)  Exhibits

            The exhibits included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 1997 are incorporated herein by reference.

            27.1      Financial Data Schedule

            (b)  Reports On Form 8-K

            None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     LYRIC ENERGY, INC.



Date: March 16, 1998                 By: /S/ BRENT WAGMAN
                                     ____________________
                                     Brent Wagman, Chairman of the Board