Form 10KSB
period 1998-04-30
LYRIC ENERGY INC
filed 1998-07-28
CIK 319420

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934
      For the fiscal year ended April 30, 1998

[   ] Transition Report Under Section 13 or 15(d) of the Securities and
Exchange Act of 1934
      For the transition period from _____________ to _____________.

      Commission File No. 0-09800

                           LYRIC INTERNATIONAL, INC.
                (Name of small business issuer in its charter)


              COLORADO                                       75-1711324
(State or other jurisdiction of Incorporation            (I.R.S. Employer
 or organization)                                      Identification No.)


      16901 Dallas Parkway, #111, Dallas, Texas             75248
         (Address of principal executive offices)        (Zip Code)

Issuers's telephone number: (972) 713-7163

Securities registered pursuant to Section 12 (b) of the Act: N/A
Securities registered pursuant to Section 12 (g) of the Act:

                            $0.01 Par Value Common Stock
                                   (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [    ]

State Issuer's Revenues for the most recent fiscal year:  $0

State the aggregate market value of Issuer's voting $.01 par value common stock held by non-affiliates computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of July 27, 1998: $220,000,000 [That calculation is based upon the average of an asked price of $1.76 and no bid price. The last reported closing sales price for the Issuer's common stock was $.01 on September 19, 1997.]

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares of the Issuer's $.01 par value common stock outstanding as of July 26, 1998 was approximately 1,039,082. (A reverse stock split of the Issuer's par value common stock was approved on July 1, 1998. The total number of shares outstanding may be increased as fractional shares of post-split common stock will be rounded up to the next whole share.)

                                   PART 1

ITEM 1. BUSINESS

Lyric International, Inc. ("Lyric" or the "Company") approved a one share-for-
240.597 share reverse split of the Company's $.01 par value common stock ("Common Stock") on July 1, 1998. All share and per share data and information contained in this report assumes the effect of a 1-for-240.597 reverse stock split unless otherwise indicated.

Lyric was incorporated in Colorado on April 25, 1980 under the name Lyric Energy, Inc. On February 3, 1981, the Company completed a registered public offering of 20,000,000 pre-split shares of its $.01 par value common stock ("Common Stock"), and received gross proceeds of $2,000,000 therefrom. The Company was an active oil and gas producing company from its inception until July 31, 1991.

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

Effective July 31, 1991 the Company entered into an agreement with the Bank
(i) whereby the Company assigned to the Bank interest in certain oil and gas producing properties having a present worth discounted at 10% of $297,600, and
(ii) 3,800,000 pre-split shares of the Company's Common Stock. In exchange, the Bank cancelled all past due notes including accrued interest through July 31, 1991. In addition the Company agreed to assign to the Bank small overriding royalty interests in any wells the Company subsequently drilled on one proved undeveloped oil property in Moore County, Texas, and on any oil and gas subsequently drilled by the Company in the Thalia area of Foard County, Texas. The Company did not drill any such wells.

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

The Company entered into a letter of intent dated January 2, 1997 and modified March 17, 1997 (the "Letter of Intent") with Natural Gas Technologies ("NGT"), a Texas Corporation, for a share exchange transaction ("Share Exchange"). The reason for the Share Exchange was to carry out the Company's prior plan of operation to acquire an operating company. Prior to entering into the Letter of Intent, the Company and NGT were unrelated and NGT held no shares of the Company.

Pursuant to the Letter of Intent, NGT loaned the Company $100,000 pursuant to a non-interest bearing Convertible Promissory Note (the "Note"). The Note had a maturity date of December 31, 1997 and automatically converted into 203,041,517 pre-split shares of the Company's Common Stock upon (i) the Company coming into current compliance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and (ii) the Company obtaining a waiver from the Bank of certain non-dilution rights in favor of the Bank. The Note converted by its terms on April 10, 1997, which resulted in NGT obtaining a controlling interest in the Company. Previously, no single person or voting group controlled the Company. G.E. Stahl was the sole Director and approved the transaction in that capacity. The source of the $100,000 was loans to NGT from Brent Wagman and Warren Donohue, both officers and directors of NGT.

In January, 1998, that NGT terminated its merger plans with the Company and transferred the 203,041,517 pre-split shares of the Company's Common Stock to Brent Wagman, the Chairman of the Board of the Company.

The Company approved at a special meeting of the Company shareholders held on July 1, 1998 to change the Company's name from Lyric Energy, Inc. to Lyric International, Inc., which became effective July 21, 1998, a 1-for-240.597 share reverse split of the Company's Common Stock and Articles of Amendment to the Company's Articles of Incorporation. The Articles of Amendment contain provisions that change the Company's name, authorize 10,000,000 shares of no-par value preferred stock to be reserved for future issuance in the discretion of the Company's Board of Directors, eliminate the liability of the Company's officers and directors in certain circumstances, reduce the voting requirements for certain fundamental corporate actions, and reduce the quorum requirement for shareholder meetings from shares representing a majority of outstanding voting rights to shares representing one-third of the outstanding voting rights on the matters presented.

Plan of Operation

Lyric currently is focusing on three plans of operations: (i) resources, (ii) technology, and (iii) real estate.

Resources

The Company primarily plans to build shareholder value through consistent growth in per share reserves, production and the resulting cash flow in earnings of the Company. To accomplish this, the Company plans to acquire working interests in properties which are expected to produce secondary recoveries of oil and gas through the use of new technologies, water floods or additional drilling. These types of properties can usually be acquired on more favorable terms and properties in primary production, although lease operating costs for these properties are higher upon acquisition and properties in primary production. The Company however has not identified any properties in which to acquire a working interest or determined the manner in which such acquisitions may be financed.

Technology

The Company currently is negotiating with an affiliated party to acquire advance 4-D seismic equipment and technology to systematically explore for and exploit natural gas and oil accumulations. No determination has been made by the parties as to whether the Company will purchase all of, part of or lease the 4-D siesmic equipment and technology from the affiliated party. If that transaction is consummated, it will be on a non-arm's-length basis.

Real Estate

The Company currently is negotiating with certain parties to acquire a beach front hotel in Key Largo, Florida. The parties however have not entered into any definitive agreement or a letter of intent. The Company has not determined the manner in which the possible purchase of the hotel may be financed.

Competition

The Company will be engaging in the oil and gas business to the extent that the Company acquires working interest in oil and gas properties. Competition in the oil and gas business is intense, particularly with respect to the acquisition of producing properties, proved undeveloped acreage and leases. Major and independent oil and gas companies actively bid for desirable oil and gas properties and for the equipment and labor required for their operation and development. Many of the Company's competitors will have financial resources and exploration and development budgets that are substantially greater than those of the Company, and these may adversely affect the Company's ability to compete.

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

Employees

The Company currently does not have any full time employees. The Company's Chairman of the Board and Secretary devote only part of their time to the Company's business.

ITEM 2.   PROPERTIES

The Company's offices are located at 16901 Dallas Parkway, #111, Dallas, Texas 75248, in space which the Company shares with the offices of the Company's Chairman of the Board, Brent Wagman. The Company does not pay Brent Wagman for secretarial and accounting services, office rent, miscellaneous expenses or any other services or material.

The Company currently does not own interests in any oil and gas properties or other property.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter during the fourth quarter of the fiscal year ended April 30, 1998 to a vote of the Company's security holders.

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

The following table sets forth the range of high and low bid quotations, as reported by National Quotation Bureau:

     Quarter Ended           High            Low

     July 31, 1996           None            None
     October 30, 1996        None            None
     January 31, 1997        $.035           $0
     April 30, 1997          $.035           $.001

     July 31, 1997           None            None
     October 30, 1997        None            None
     January 31, 1998        None            None
     April 30, 1998          None            None


The foregoing bid quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

(b) Holders

The following table sets forth the approximate number of security holders of record of the Company's $0.01 par value common stock as of July 26, 1998.

                              Number of
     Title of Class           Record Holders

     $0.01 Par Value          4,155
     Common Stock

(c)  Dividends

No cash dividends have been declared with respect to the Company's Common Stock since its inception, and the Company has no present intention to pay such dividends in the foreseeable future.

(d) Recent Sale of Unregistered Securities

Not applicable.

                               PART III

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

See "Plan of Operation" in Item 1.

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

Not applicable.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of all Directors and Executive Officers of Lyric and the periods during which each has served as such:

                                 Position Held With              Director
          Name           Age           Lyric                     Since
      Brent A. Wagman    40     Chairman of the Board         April 1997

      G. E. Stahl        71     Director                      May 1980

      Warren Donohue     57     Director, Secretary           April 1997


The Company's Directors hold office until the next annual meeting of the Company's shareholders. Except as set forth below, there is no arrangement or understanding between any Director or nominee for Director of the Company and any other person or persons pursuant to which such Director was or is to be selected as Director or nominee for Director.

There are no family relationships between any Director or Executive Officer of Lyric.

Following is a brief account of the business experience during the past five years of the Directors and Executive Officers of Lyric.

Brent A. Wagman. Mr. Wagman has been Chairman of the Board of Lyric since April, 1997. Mr. Wagman has been President, Chief Executive Officer and a Director of NGT since its organization in April 1993. He has also been president, chief executive officer and director of Wagman Petroleum, Inc., an oil and gas operator, since May 1988. Mr. Wagman graduated from Valencia College with an Associate in Arts Degree in 1976 and attended the University of Florida, majoring in Chemistry and Physics, but left prior to obtaining a degree from that institution. Mr. Wagman devotes approximately 85 percent of his time to NGT and 15 percent to Wagman Petroleum, Inc.

G. E. "Skip" Stahl. Mr. Stahl was the President and Chief Executive Officer of Lyric since its organization until July, 1998. Mr. Stahl has been a Director of Lyric since its organization. Mr. Stahl has been actively engaged as an independent oil and gas operator since 1960. He has been the president, a director and controlling shareholder of Stahl Petroleum Company, Amarillo, Texas, an independent oil and gas operator, since 1960. Mr. Stahl previously was chairman of the board of directors, chief executive officer and secretary of Advanced Monitoring Systems, Inc., a publicly held company engaged in pipeline monitoring. Mr. Stahl resigned as an officer and director of Advanced Monitoring Systems on September 10, 1992, was reappointed on April 1, 1993, and resigned again on August 30, 1993. Since August 30, 1993, Mr. Stahl has not been associated with Advanced Monitoring Systems, Inc.

Warren Donohue. Mr. Donohue became a Director of Lyric in April, 1997 and the Secretary of Lyric in July, 1998. He has been a Director of NGT since October, 1993 and was appointed Secretary of NGT in August, 1996. Mr. Donohue held various positions with Volvo Cars of North America, Inc. from November, 1958 until December, 1996, at which time he was Sales Development Manager. Mr. Donohue is also President of Donohue Enterprises Inc., a marketer of women's bridal apparel. He serves as a director of Haber, Inc., a public company which manufactures high speed separation devices. Mr. Donohue devotes approximately thirty percent of his time to the business of NGT and Lyric.

ITEM 10.  MANAGEMENT'S COMPENSATION

The following table sets forth all remuneration to Lyric's Chief Executive Officer for services in all capacities to Lyric during the fiscal years ended April 30, 1998, 1997 and 1996. No Officer of Lyric earned $100,000 or more during the fiscal year ended April 30, 1998.

                                           Long Term Compensation
       Annual Compensation                  Awards           Payouts
(a)     (b)     (c)       (d)    (e)      (f)         (g)       (h)      (i)
Name                                               Securities            All
and                              Other   Restricted   Under-            Other
Principal                        Annual    Stock       Lying    LTIP   Compen-
Posi-                            Compen-  Award(s)   Options/  Payouts  sation
tion   Year  Salary($) Bonus($) sation($)   ($)      SARs(#)     ($)     ($)
G.E.
Stahl,
President

       1998    $0        $0      $0         $0          0         $0     $0
       1997    $0        $0      $0         $0          0         $0     $0
       1996    $0        $0      $0         $0          0         $0     $0


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

Compliance with Section 16(a) under the Exchange Act

Based solely on a review of reports filed with the Company, all Directors, Executive Officers and Beneficial Owners of ten percent of the outstanding Common Stock timely filed all reports regarding transactions in the Company's securities required to be filed during the fiscal year ended April 30, 1998 by
Section 16(a) of the Exchange Act except as follows: Brent Wagman did not timely file a Form 3 Initial Statement of Beneficial Ownership of Securities.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 26, 1998, the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock ("Principal Shareholders"), all Directors and Officers individually and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. There are no contractual arrangements or pledges of the Company's securities, known to the Company, which may at a subsequent date result in a change of control of the Company.

                            Amount of Beneficial Ownership

Name and Address               Common             Percent of
of Beneficial Owner            Stock(1)             Class(2)
Brent A. Wagman                843,908(6)             81%
Chairman of the Board
16775 Addison Road
Suite 300
Dallas, TX  75248

Warren Donohue                    ___                 ___
Director
16775 Addison Road
Suite 300
Dallas, TX  75248

G. E. Stahl                     14,869               1.4%
President, Director
1013 West 8th Avenue
Amarillo, TX  79101

All Officers and               858,777                83%
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

(2) Based upon 1,039,082 shares issued and outstanding after the reverse split described in Item 1.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In January 1998, NGT terminated its merger plans with the Company and transferred 203,041,517 pre-split shares of the Company's Common Stock to Brent Wagman.

The Company believes that the foregoing transactions were on terms at least as favorable as those which it could have obtained from unaffiliated parties.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of This Report.

(1) Financial Statements: (The following Financial Statements and Schedules are included in Part III, Item 8.)

Lyric Financial Statements

Report of Robert Early & Company, P.C.

Balance Sheets as of April 30, 1998 and 1997.

Statements of Operations for the years ended April 30, 1998 and 1997.

Statements of Changes in Stockholders' Equity/(Deficiency) for the years ended April 30, 1998 and 1997.

Statements of Cash Flows for the years ended April 30, 1998 and 1997.

(2) Exhibits

3.1 Articles of Incorporation of Lyric Energy, Inc. (Incorporated by reference from Exhibit 3 of Registrant's Form 10-KSB for April 30, 1996).

3.2  Articles of Amendment of Lyric Energy, Inc. (Incorporated by reference to
Exhibit 3 from Registrant's Form 10-KSB for April 30, 1996).

3.3 Articles of Correction to the Articles of Incorporation of Lyric Energy, Inc. (Incorporated by reference from Exhibit 3.3 of Registrant's Form 10-KSB for April 30, 1997).

3.4 Articles of Amendment to the Articles of Incorporation of Lyric Energy, Inc. (Included herewith).

3.5 Bylaws of Lyric Energy, Inc. (Incorporated by reference from Exhibit 3 of Registrant's Form 10-KSB for April 30, 1996).

10.1 Letter of Intent dated January 2, 1997 with Natural Gas Technologies, Inc., as amended by letter dated March 17, 1997 (Incorporated by reference to Exhibit 10.2 of Registrant's Form 10-KSB for April 30, 1996).

10.2  Restated Convertible Promissory Note dated February 4, 1997
(Incorporated by reference to Exhibit 10.3 of Registrant's Form 10-KSB for April 30, 1996).

10.3 Release of Judgment dated December 31, 1996 (Incorporated by reference to Exhibit 10.4 of Registrant's Form 10-KSB for April 30, 1996).

10.4 Termination of Agreement and Cancellation of Loan dated January 2, 1997 (Incorporated by reference to Exhibit 10.5 of Registrant's Form 10-KSB for April 30, 1996).

10.5 Agreement between the Registrant and Amarillo National Bank dated March 3, 1997 (Incorporated by reference to Exhibit 10.6 of Registrant's Form 10-KSB for April 30, 1997).

10.6 Indemnification Agreement between the Registrant and Stahl Petroleum Company dated March 17, 1997 (Incorporated by reference to Exhibit 10.7 of Registrant's Form 10-KSB for April 30, 1997).

27.1 Financial Data Schedule

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended April 30, 1998.

                                    SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LYRIC INTERNATIONAL, INC.


Dated:  July 26, 1998                  /s/ Brent A. Wagman
                                      __________________________________
                                      Brent A. Wagman, Chairman of the Board
                                      and Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Dated:  July 26, 1998                 /s/ Brent Wagman
                                      ____________________________________
                                      Brent Wagman, Chairman of the Board


Dated:  July 26, 1998                 /s/ G.E. Stahl
                                      ____________________________________
                                      G. E. Stahl, Director


Dated:  July 26, 1998                 /s/ Warren Donohue
                                      ____________________________________
                                      Warren Donohue, Director










                              LYRIC ENERGY, INC.

                      (A Development Stage Enterprise)

                          AUDITED FINANCIAL STATEMENTS


                             For the Years Ended
                           April 30, 1998 and 1997
                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
LYRIC ENERGY INC.
Dallas, Texas

We have audited the accompanying balance sheets of Lyric Energy, Inc. (a development stage enterprise) as of April 30, 1998 and 1997, and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lyric Energy, Inc. as of April 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Lyric Energy, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, Lyric has been essentially inactive during the past three years due to a lack of operating assets and working capital and a significant deficiency in assets and equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Robert Early & Company, P.C.
Abilene, Texas

June 19, 1998

                             LYRIC ENERGY, INC.
                        (A Development Stage Enterprise)
                             Balance Sheets
                           April 30, 1998 and 1997


                                              1998            1997
                                             ______          ________
                           Assets
Cash                                          $  -          $  -
                                             =======        ========


                      Liabilities and Stockholders' Equity

Liabilities
     Current Liabilities
     Accounts payable trade including
        $14,993 due to related parties        $15,117       $  -


Stockholders' Equity
     Common stock, $.01 stated value
        (250,000,000 shares authorized,
        250,000,000 and 250,000,000
        outstanding)                        2,500,000       2,500,000
     Additional paid-in capital               224,222         224,222
     Retained (deficit)                    (2,687,204)     (2,687,204)
     (Deficit) accumulated during
        the Development Stage                 (52,135)        (37,018)
                                        _______________    ____________
        Total Stockholders' Equity            (15,117)           -
                                        _______________    ____________

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY              $     -         $    -
                                        ===============    ============




The accompanying notes are an integral part of these financial statements.

                             LYRIC ENERGY, INC.
                        (A Development Stage Enterprise)
                           Statements of Operations
                 For the years ended April 30, 1998 and 1997


                               Cumulative
                               During the
                               Development
                                 Stage              1998            1997
                              ______________      ________       _________
General and
  administrative expenses       $(50,653)        $(15,117)       $(35,593)

Interest expense to
  related parties                 (1,482)            -             (5,928)
                             ______________      __________     ____________

     NET (LOSS)                 $(52,135)        $(15,117)       $(41,521)
                             ==============      ==========     ============

     Net loss per
      weighted
      average share             $  (0.00)          $(0.00)        $(0.00)
                             ==============     ===========     ============
     Weighted average
      shares outstanding     190,128,783      250,000,000     58,084,045
                             ==============     ===========     ============

The accompanying notes are an integral part of these financial statements.

                                  LYRIC ENERGY, INC.
                          (A Development Stage Enterprise)
               Statement of Changes in Stockholders' Equity/(Deficiency)
                   For the years ended April 30, 1998 and 1997

                                                                      Deficit
                                                                     Accumulated
             Date of                                   Additional    During the
             Trans-      Common Stock      Paid-In     Accumulated  Development
             action   Shares      Amount   Capital    (Deficit)        Stage
BALANCES,
April 30,
1996                  46,958,483  $469,584  $1,690,545  $(2,682,701)     $  -

Capital
contributed
by related
parties
through
cancellation 12/15/96 &
of debts     01/15/97    -            -         464,093          -
Stock issued for
Cash (conversion
from note)   04/10/97 203,041,517 2,030,416  (1,930,416)         -
Net (loss)               -            -            -        (4,503)     (37,018)
                     __________   _________  __________   ___________  _________

BALANCES,
April 30, 1997        250,000,000 2,500,000     224,222 (2,687,204)        -

Net (loss)               -            -            -            -       (15,117)
                      _________   _________   __________  ___________  _________

BALANCES,
April 30, 1998        250,000,000 $2,500,000   $224,222 $(2,687,204)   $(52,135)
                      ==========  =========  ===========  ===========  =========

The accompanying notes are an integral part of these financials statements.

                                LYRIC ENERGY, INC.
                        (A Development Stage Enterprise)
                              Statements of Cash Flows
                     For the years ended April 30, 1998 and 1997

                                Cumulative
                                During the
                                Development
                                  Stage            1998            1997
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net loss                         $(52,135)        $(15,117)       $(41,521)
Adjustments to reconcile
 net income/(loss) to
 net cash provided by
 operations:

Increase/(decrease) in:
     Accounts payable            (49,370)           15,117        (65,860)
     Accrued expenses              1,482               -            5,928
                             ______________        ________      _________

NET CASH (USED) BY
 OPERATING ACTIVITIES           (100,023)              -         (101,453)
                             ______________       ___________    ___________


CASH FLOWS FROM
 FINANCING ACTIVITIES:
     Proceeds from note
      payable                    100,000               -          100,000
                             ______________       ____________   ____________

     Increase/(decrease)
      in cash for period             (23)              -           (1,453)

     Cash, Beginning of
      period                          23               -            1,453
                             _____________        ____________   ___________
     Cash, End of period         $    -            $   -          $   -
                             =============        ============   ===========

Supplemental Disclosures:

     Cash payments for:
       Interest                  $    -            $   -          $   -
       Income taxes                   -                -              -

     Cancellation of
       related party and
       other indebtedness      $458,166            $   -         $458,166

     Stock issued for
       conversion of
       note payable            $100,000            $   -          $   -

The accompanying notes are an integral part of these financial statements.

                                      F-5

                                LYRIC ENERGY, INC.
                          (A Development Stage Enterprise)
                            Notes to Financial Statements
                              April 30, 1998 and 1997


GENERAL:

Lyric Energy, Inc. (the Company) is a publicly held entity formerly involved in the exploration and development of oil and gas reserves. At April 30, 1996 and since then, the Company has not held any interests in oil and gas properties. The Company was incorporated on April 25, 1980 and began operations then. The Company has been essentially dormant since April 1994.
During the year ended April 1996, the Company began seeking a merger partner and this pursuit has been its primary activity since that time.

Development Stage Enterprise -- The Company returned to the development stage in November 1996 when it transferred its final operating responsibility to others and, thereby, reduced its activities to the sole pursuit of identifying, evaluating, structuring, and completing a merger with or acquisition of a privately owned entity.


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with generally accepted accounting principles.

Loss per Share - Loss per share is calculated by applying the treasury stock method using weighted average shares outstanding. Weighted average shares are presented on the face of the statement of operations. The 203,041,517 shares issued to Natural Gas Technologies, Inc.(discussed below) were considered to be outstanding effective April 10, 1997.

Cash Flows - The Company considers cash to be its only cash equivalent for purposes of presenting its Statement of Cash Flows.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes - The Company accounts for income taxes in accordance with SFAS
109, "Accounting for Income Taxes" which requires the use of the "liability method." Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company files a consolidated Federal income tax return. Currently Texas does not accept consolidated reporting and the Company has elected to file separate returns in New Mexico only for the entities required to file there. As such, each entity may incur state tax liabilities based on its separate income or capital structure. Investment tax credits are accounted for by the flow-through method under which benefits are recognized in the year taxes are actually reduced. Foreign income taxes are deducted as an expense when incurred.

Recent Accounting Pronouncements -- In June 1997, the Financial Accounting
Standards Board (FASB) issued Statement of Financial Accounting Standard
(SFAS) No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management has not determined what impact, if any, this statement will have on future financial statement disclosures. Results of operations and financial position will be unaffected by implementation of these standards.

                                 F-6

NOTE 2:     RELATED PARTY TRANSACTIONS

At December 31,1996, the Company had a total of $501,261 owed to related parties arising from advances, accrued interest, and a judgment. These amounts were payable to entities owned or controlled by former significant stockholders or officers of the Company. Essentially all of this indebtedness was contributed as additional paid in capital during December 1996 and January
1997.

During the year ended April 30, 1998, the Company incurred fees for legal and auditing services. Essentially all of these fees were paid by Natural Gas
Technologies, Inc. (NGT) on behalf of the Company. NGT is controlled by members of the Company's board of directors


NOTE 3:     MERGER AGREEMENT WITH NATURAL GAS TECHNOLOGIES, INC.

On January 2, 1997, the Company entered into a Letter of Intent (LOI) with
NGT. In accordance with the LOI, NGT loaned the Company $100,000 which was converted on April 10, 1997 into 203,041,517 common shares (all of the remaining authorized but unissued common shares of the Company). Conversion occurred after the Company had achieved certain milestones set out in the LOI regarding debt and certain covenants regarding its stock. Upon conversion, loaned funds were released from escrow to the Company for use in satisfying all existing debts and encumbrances and settling all claims against it.

The LOI set forth terms for a share exchange to effect a merger with NGT.  In
January 1998, NGT terminated the merger plans and transferred its shares to Brent Wagman. Mr. Wagman is the chairman of the Company's board of directors.

The Company plans to either identify another merger candidate or to attempt to obtain funding to start up new operations. Mr. Wagman is party to certain activities which may have potential as new operations if details can be worked out.


NOTE 4:     INCOME TAXES

As of April 30, 1998 and 1997, Lyric had operating loss carry-forwards for income tax purposes. Tax loss carry-forwards vary from amounts reported in the financial statements due to differences in the treatment of various items for financial reporting and for tax purposes. These loss carry-forwards, which may provide future benefits, expire as shown in the following table.
Investment tax credits are accounted for on the flow through method. A merger or acquisition will, in all likelihood, limit the availability of these net operating losses as deductions against future taxable income of a combined entity.


                            Amount of                       Investment
             Year of     Operating Loss       Year of        Tax Credit
           Expiration     Carry-Forwards     Expiration     Carry-Forwards
          ____________   _______________    ___________    ________________
             2001            $139,783           2001           $1,000
             2002             201,086                        ==========
             2003             238,676
             2004             257,086
             2005             354,420
             2006             305,119
             2007             839,730
             2008             220,172
             2009              78,986
             2010              78,980
             2011              37,018
             2012              15,117
                         --------------
                           $2,766,173


                                     F-7

The provision for income tax is as follows:


                                              1998                1997
     Current
        Federal                              $   -                $   -
     Deferred
        Federal                              (5,140)             (14,117)
        Less allowance                        5,140               14,117
                                          _____________       ____________

     Total                                   $   -                $   -
                                          =============       =============


A reconciliation of income tax at the statutory rate to the Company's effective rate at April 30, 1998 and 1997 indicates that the expected statutory rate for each of these years is 0%. The effective tax rate is also 0%.

The deferred tax asset and liabilities are comprised of the following at April 30, 1998 and 1997:

                                 1998                     1997
                        Assets      Liabilities    Assets        Liabilities
Net operating losses
  carried forward       $940,499        -         935,359            -
Less valuation
  allowance             (940,499)       -        (935,359)           -
                      ------------  ---------    ---------       ----------
Gross deferred
tax assets and
liabilities            $   -         $   -        $    -         $    -
                     ==========     =========    ==========     =========


Due to the way future utilization of tax benefits is analyzed under SFAS 109, an allowance for the full amount of the benefits that may arise from operating loss carry-forwards has been made and no asset has been recorded as a result at April 30, 1998 or 1997.

NOTE 5:     CONTINGENCY

On April 23, 1997, a judgement totaling approximately $59,905, including interest, was awarded against the defendants in a suit to recover legal fees and court costs pertaining to a previous action. The Company was one of the defendants in this case. The liability is joint and several. However, the judgement was appealed and a decision has not been rendered by the appellate court. Lyric has obtained an indemnification agreement against loss from Stahl Petroleum, Inc., another defendant in the suit and previously a related party. Management anticipates that this action will have no effect on the Company.

NOTE 6:     GOING CONCERN

The Company has been inactive during the past three years due to a shortage of operating assets and working capital. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company reentered the development stage in November 1996 when it transferred its last operations to another operator and reinforced its search for a merger or acquisition target in order to carry on the operations of the target Company. In a failed merger attempt, NGT acquired an 81% ownership interest in the Company. This interest was transferred to the Company's board chairman in January 1998. At the present time, the board is considering the possibility of raising additional capital to fund new operations or the pursuit of a merger with another entity, but no decision has been made. The Company is not a going concern at this time. Its ability to restart is dependent on the board's ability to start new operations or to complete a merger with an active entity. Should the Company be unable to restart activities, the Company would default on its debt to NGT.