Form 10QSB
period 1998-07-31
LYRIC INTERNATIONAL INC
filed 1998-09-22
CIK 319420

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended July 31, 1998



[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 0-9800

                       LYRIC INTERNATIONAL, INC.
    (Exact name of small business issuer as specified in its charter)

             Colorado                   75-1711324
  (State or other jurisdiction     (I.R.S. Employer Identification No.)
of incorporation or organization)

                16775 Addison Road, Suite 300, Dallas, Texas  75248
                  (Address of principal executive offices)

                           (972) 713-7163
                      (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.         Yes...X...   No.......

             APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 1,041,969 shares of common stock as of September 18, 1998.

Transitional Small Business Disclosure Format (check one);

Yes.......   No...X....


                Index to Quarterly Report on Form 10Q-SB

                      PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Report on Review by Independent Certified
            Public Accountants

            Balance Sheets as of July 31, 1998 and April
            30, 1998

            Statements of Operations for the Three-Month
            Periods ended July 31, 1998 and 1997 and
            Cumulative Period During the Development Stage

            Statements of Cash Flows for the Three-Month
            Periods ended July 31, 1998 and 1997 and
            Cumulative Period During the Development Stage

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

SIGNATURES


                   PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.


             REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Lyric International, Inc.
Dallas, Texas

We have reviewed the accompanying balance sheet of Lyric International, Inc. (formerly Lyric Energy, Inc.) as of July 31, 1998, and the related statements of operations and cash flows for three months ended July 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of April 30, 1998, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated June 19, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




 /s/ Robert Early & Company
Robert Early & Company, P.C.
Abilene, Texas

September 19, 1998



                         LYRIC INTERNATIONAL, INC.
                          (A Development Stage Enterprise)
                                Balance Sheets

                                        July 31,             April 30,
                                         1998                  1998
                                     (Unaudited)
Assets
     Cash                               $26,403             $    -

Fixed Assets
     Oil and gas properties           1,675,816                  -
                                     ______________        ____________

TOTAL ASSETS                         $1,702,219             $    -
                                    ================       =============


                  Liabilities and Stockholders' Equity/(Deficiency)

Liabilities
     Accounts payable                    $9,481             $   -
     Payable to Natural Gas
      Technologies, Inc.                 14,993               15,117
     Accrued interest                       521                 -
     Advance from related parties        12,124                 -
     Notes payable to related parties   475,000                 -
                                       __________          ____________

     TOTAL LIABILITIES                  512,119               15,117
                                       ___________         ______________

Stockholders' Equity/(Deficiency)
     Preferred stock:
     Series B, $1.00 stated value
      (10,000,000 shares authorized,
      13,500 shares outstanding)      1,350,000                 -
     Common stock, $.01 stated
      value (250,000,000 shares
      authorized, 1,104,196 and
      1,037,529 outstanding)             11,086               10,419
     Additional paid-in capital       2,588,952            2,713,803
     Retained (deficit)              (2,687,204)          (2,687,204)
     (Deficit) accumulated during
      the Development Stage             (72,734)             (52,135)
                                    ______________       ________________
       Total Stockholders' Equity     1,190,100              (15,117)
                                    ______________       ________________

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY          $1,702,219            $     -
                                   ===============       =================


          See accompanying selected information and accountant's report.


                              LYRIC INTERNATIONAL, INC.
                           (A Development Stage Enterprise)
                              Statements of Operations
                         For Three Months Ended July 31, 1998 and 1997
                                     (Unaudited)

                                        Cumulative
                                        During the
                                        Development
                                            Stage        1998            1997


Lease operating expenses                   $9,481        $9,481         $   -

General and administrative expenses        61,771        11,118             -

   Loss from Operating                    (71,252)      (20,599)            -

Other Income                                 -              -               -
Interest expense to related parties        (1,482)          -               -

              NET (LOSS)                 $(72,734)     $(20,599)        $   -
                                         =========    ==========       ========


Net loss per weighted average share      $ (0.08)      $  (0.02)       $(0.00)
                                         =========     =========   ============
Weighted average shares outstanding      855,731      1,044,868     1,041,969
                                        ==========    ==========   ============

     See accompanying selected information and accountant's report.




                                  LYRIC INTERNATIONAL, INC.
                                (A Development Stage Enterprise)
                    Statement of Changes in Stockholders' Equity/(Deficiency)

                                                                        Deficit
                                                                     Accumulated
                                                                     During The
         Date of                                  Additional Accum-   Develop-
         Tran-    Preferred Stock    Common Stock   Paid-In  lated      ment
         saction  Shares    Amount  Shares  Amount  Capital  (Deficit)  Stage
BALANCES,
November
30, 1996            -     $   -    195,717  $1,957 $2,158,172 $(2,682,701) $  -

Contributed
by related
parties
through
cancellation
of debts
         01/15/97   -         -       -        -      464,093      -          -
Issued
for
Cash     04/10/97   -         -   846,252   8,462      91,538      -          -
Net (loss)          -         -       -        -         -      (4,503) (37,018)
                ________  _______ _______   _______  ________  ________ ________

BALANCES,
April
30, 1997            -         -  1,041,969  10,419  2,713,803 (2,687,204)     -

Net (loss)          -         -      -        -           -        -    (15,117)
               _________  _______ ________ ________  ________ ________  ________

BALANCES,
April
30, 1998                         1,041,969  10,419  2,713,803(2,687,204)(52,135)

Issued for
oil &
gas
property
     07/27/98  13,500  1,350,000  66,667    667    (124,851)      -          -
Net (loss)       -          -       -        -        -           -     (20,599)
              _______ ___________ ________ ______ ___________ _________ ________

BALANCES,
July
31, 1998     13,500 $1,350,0001,108,636 $11,086 $2,588,952 $(2,687,204)$(72,734)
             ======== ======== ========  ======== ========= =========   ========


              See accompanying selected information and accountant's report.


                               LYRIC INTERNATIONAL, INC.
                             (A Development Stage Enterprise)
                                 Statements of Cash Flows
                       For Three Months Ended July 31, 1998 and 1997
                                        (Unaudited)

                                      Cumulative
                                      During the
                                      Development
                                       Stage              1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 $(72,734)         $(20,599)       $  -
Adjustments to reconcile
  net income/(loss) to
  net cash provided by operations:

Increase/(decrease) in:
     Accounts payable                     (27,887)           21,483           -
     Accrued expenses                       2,003               521           -
                                    _______________      ___________   _________

Net Cash Provided/(Used)
  by Operating Activities                 (98,618)            1,405           -
                                    _______________      ____________  _________

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of oil and gas
      properties                         (240,002)         (240,002)          -
                                    _______________     ____________  __________

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable          265,000           265,000           -
     Proceeds from issuing stock          100,000              -              -
                                   ________________    ____________   _________

Net Cash Provided by
  Investing Activities                    365,000           265,000           -
                                   _________________   ____________   _________

     Increase in cash for period           26,380            26,403           -

       Cash, Beginning of period               23               -             -
                                    ________________    _____________   ________
       Cash, End of period                $26,403           $26,403        $  -
                                    ================    =============  =========

Supplemental Disclosures:

Cash payments for:
     Interest                             $  -              $   -          $  -
     Income taxes                            -                  -             -

Cancellation of related party
  and other indebtedness                 $458,166           $   -          $  -

Acquisition of oil and gas property:
     Note payable                       $210,000            $   -         $   -
     Common & preferred stock          1,225,816                -             -




              See accompanying selected information and accountant's report.

                              Lyric International, Inc.
                           (A Development Stage Enterprise)
                       SELECTED INFORMATION FOR FINANCIAL STATEMENTS
                                  January 31, 1998
                                      (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine month period ended July 31, 1998, are not necessarily indicative of the results that may be expected for the year ending April 30, 1999.

Development Stage Enterprise -- The Company returned to the development stage in November 1996 with the transfer of its final operating responsibility to others and thereby reducing its activities to the sole pursuit of identifying, evaluating, structuring, and completing a merger with or acquisition of a privately owned entity.

Going Concern Issues   The Company has been relatively inactive during the past
three years due to a shortage of operating assets and working capital. The Company has no assets (or credit) with which to initiate new business or to acquire an existing business These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company reentered the development stage in November 1996 when it transferred its last operations to another operator and reinforced its search for a merger or acquisition target in order to carry on the operations of the target Company. The Company signed a Letter of Intent to merge with Natural Gas Technologies, Inc. (NGT) in January 1997. In January 1998, the merger agreement with NGT was terminated by NGT. During July 1998, the Company acquired an oil and gas lease in Mitchell County, Texas with limited production and significant development potential. Workover and rework efforts were begun to bring existing wells back into production.

The ability of the Company to continue as a going concern is dependent on its ability to acquire the funds to bring this property into profitable production or to complete a merger transaction. There are no adjustments of financial statement information required should the Company be unable to continue as a going concern.

NOTE 2:  STOCK TRANSACTIONS

During July, the Company held a special stockholder meeting at which the following was approved: a reverse split of common shares of 1 for 240.597, authorization of 10,000,000 shares of preferred stock, and to change the name of the Company from Lyric Energy, Inc. to its current name. All share amounts presented have been restated as though the reverse split had occurred at the earliest date presented.

The directors established a Series B Preferred Stock with par value set at $100 per share and which is entitled to cumulative dividends at 8% of par value. These Series B shares are also convertible, at the option of the holder, into the Company's common stock during calendar 1999. The conversion will be based on the 10 day average closing price of the Company's common stock immediately prior to the conversion effective date. Additionally, all Series B preferred shares convert to common shares on January 1, 2000 based on the average of the last 10 days' closing prices in 1999.

The shares issued as described in Note 3 had not been issued by the Company's stock transfer agent at July 31, 1998. However, they have been presented as issued in these financial statements due to contract requirements.


NOTE 3:  ACQUISITION OF OIL AND GAS ASSETS

During July 1998, the Company purchased an oil and gas lease in Mitchell County, Texas covering approximately 560 acres. This property has 56 existing wells which had limited production but needed work. The Company plans to convert a number of wells to water injection wells to enhance oil recovery. Some existing wells will have to be plugged.

The Company paid a total of $1,850,000 for this property. The purchase price consisted of $240,000 cash, a note for $210,000, 66,667 shares of common stock, and 13,500 shares of preferred Series B stock. The note bears interest at 8% and is due July 27, 1999. The stock has been valued at $0.375 per share for the common and $100 per share for the preferred. However, due to a discounted present value calculation by a petroleum engineer using a 20% discount factor, the property was recorded at the lower estimated fair value of $1,675,816 with the balance being an adjustment of additional paid in capital.


NOTE 4:  SUBSEQUENT EVENTS

Subsequent to July 31, 1998, the Company has agreed to issue approximately 2,580 shares of Series B Preferred Stock to Brent Wagman, a former officer of the Company, in exchange for certain notes receivable plus accrued interest, from TransEnergy, Inc. with a combined face value of $256,662.


Additionally, on September 1, 1998, the Company acquired the stock of Woodman Enterprises, Inc. in exchange for 5,000 shares of Series B Preferred Stock from Redbank Petroleum, Inc. Woodman Enterprises is in the oil field service business. Its primary assets consist of a workover rig and related supporting equipment. The Company has been using this equipment in its efforts to rework wells on the Mitchell County, Texas lease.


Item 2.     Plan of Operation

     Cautionary Statement with Regard to Forward Looking Information

This report may include certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report that address activities, events or developments that Lyric International, Inc. (the "Company" or "Lyric") expects, believes or anticipates will or may occur in the future, including such matters as costs and expenses of the acquisition of producing, developmental or exploratory properties, oil and gas reserve data and information, costs of capital, projected margins, repayment of debt, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, oil and gas pricing issues, the availability of certain business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

     General

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

In July 1998, the Company completed an acquisition of oil and gas properties from West Texas Recovery, Inc. ("WTR") in exchange for shares of the Company's Common Stock Series B Preferred Stock, a promissory note and cash. (See the Notes to the Financial Statements). The property covers 600 acres, all of which are developed. The property contains a total of 57 wells, including 48 wells that are shut-in, eight producing wells, and one injection well. Lyric has plans to rework the oil and gas properties acquired from WTR and increase revenues from these properties. There is not however any assurance that this will occur or that the Company will be successful in reworking the properties on a profitable basis.

The Company presently has not identified any other properties in which to acquire a working interest or determined the manner in which any such acquisitions may be financed.

     Technology

The Company currently is negotiating with an affiliated party to acquire advanced 4-D seismic equipment and technology to systematically explore for and exploit natural gas and oil accumulations. No determination has been made by the parties as to whether the Company will purchase all of, part of or lease the 4-D seismic equipment and technology from the affiliated party. If that transaction is consummated, it will be on a non-arm's-length basis.

     Real Estate

The Company currently is negotiating with certain parties to acquire a beach front hotel in Key Largo, Florida. The parties however have yet to enter into a letter of intent. The Company has not determined the manner in which the possible purchase of the hotel may be financed.

     Other Developments

On September 1, 1998, the Company acquired all of the outstanding shares of common stock of Woodman Enterprises, Inc. ("WEI") in exchange for 5,000 shares of Lyric's $100 par value Series B Preferred Stock. WEI is a company primarily engaged in the business of subcontracting equipment used to service and maintain oil and gas wells. WEI also subcontracts equipment used for the re-entry of oil and gas wells. Lyric plans to continue to use the property and equipment of WEI in operations that are the same as the operations in which WEI currently is engaged. WEI was a wholly owned subsidiary of Redbank Petroleum, Inc., a corporation which is owned 50 percent by Warren Donohue, a director and officer of Lyric, and 50 percent by Brent Wagman, a former officer and director of Lyric.

     Liquidity and Capital Resources

As of July 31, 1998, Lyric had a cash balance of approximately $27,000 and capitalized well costs of $1,800,000 on the properties located in the Coleman Ranch Field, Mitchell County, Texas purchased from WTR. The Company's capital requirements to exploit the Coleman Ranch properties is significant and there is not any assurance that the Company will be able to obtain such funds or obtain the require capital on terms favorable to the Company. If Lyric is unable to obtain financing from related parties or some other source, it is unlikely that Lyric will continue as a going concern.

     Year 2000 Issues

Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Company has not completed its assessment of the Year 2000 issue, but currently believes that costs of addressing the issue will not have a material adverse impact on the Company's financial position. The Company has not automated many of its operations with information technology ("IT") systems and non-IT systems because of the size of the Company, and presently believes that the Company's existing computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. The Company has not incurred any costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issues impact the Company's accounting operations and other operations aided by its computer system, the Company believes, as part of a contingency plan, that it has adequate personnel to perform those functions manually until such time that any Year 2000 issues are resolved.

The Company believes that the third parties with whom the Company has material relationships will not materially be affected by the Year 2000 issues as those third parties are relatively small entities which do not rely heavily on IT and non-IT systems for their operations. However, if the Company and third parties upon which it relies are unable to address any Year 2000 issues in a timely manner, it could result in a material financial risk to the Company, including loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.


                       PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

See the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998.

Item 2.     Changes in Securities

On July 27, 1998, the Company agreed to issue to one person 66,667 shares of the Company's common stock and 13,500 shares of the Company's $100 par value
Series B Preferred Stock as partial consideration for the acquisition of an oil and gas property. The aggregate purchase price of the property was $1,800,000 and the seller of the property received in addition to the common stock and Series B Preferred Stock $240,000 cash and a promissory note in the amount of $210,000 bearing an interest rate of eight percent. The issuance of the securities in that transaction was made pursuant to Section 4(2) under the Securities Act of 1933, as amended, as an offering not involving a public offering.

Holders of the Series B Preferred Stock are entitled to cumulative dividends at the rate of 8% of the par value of the Series B Preferred Stock. Each share of Series B Preferred Stock is convertible, at the option of the holder thereof, into the Company's $.01 par value common stock (the "Common Stock") during the period commencing on January 1, 1999 until December 31, 1999 (the "Expiration Date"). The number of shares of Common Stock into which one share of Series B Preferred Stock will be converted will be equal to $100 divided by the average closing price of the Company's Common Stock traded over the counter, or on Nasdaq or any national exchange (the "Average Closing Price") for the ten trading days immediately prior to the conversion effective date. All shares of Series B Preferred Stock automatically convert to shares of the Company's Common Stock on January 1, 2000 based on the Average Closing Price for the ten trading days immediately prior to January 1, 2000.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

On July 1, 1998, a Special Meeting of Shareholders of the Company was held. At that meeting, the following matters were approved by an aggregate of 858,776 (post-split) shares of Common Stock held by the officers, directors and principal shareholders of the Company representing 82 percent of the outstanding Common Stock. Proxies were not solicited for that meeting.

     1. A proposal to ratify a one share-for-240.597 share (1 for 240.597) reverse split of the issued and outstanding shares of the Company's $.01 Common Stock.

     2. A proposal to adopt Articles of Amendment of the Company's Articles of Incorporation which contain provisions:

            a. To authorize 10,000,000 shares of preferred stock to be reserved for future issuance in the discretion of the Board of Directors;
            b. To eliminate the liability of the Company's officers and directors in certain circumstances;
            c. To reduce the voting requirements for certain fundamental corporate actions; and
            d. To reduce the quorum requirement for shareholder meetings from shares representing a majority of the outstanding voting rights to shares representing one-third of the outstanding voting rights on the matters presented.

     3. To change the name of the Company from "Lyric Energy, Inc." to "Lyric International, Inc."

Item 5.     Other Information

Brent A. Wagman resigned as an officer and director of the Company effective as of September 1, 1998. Michael G. Maguire has been appointed as President and Chairman of the Board of the Company effective as of September 1, 1998. Since 1992, Mr. Maguire has been President, Chief Executive Officer and Chief Financial Officer of West Texas Recovery, Inc., an oil and gas well owner and operator.

Item 6.     Exhibits And Reports On Form 8-K

            (a)  Exhibits

            The exhibits included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998 are incorporated herein by reference.

            27.1      Financial Data Schedule

            (b)  Reports On Form 8-K

            None.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     LYRIC INTERNATIONAL, INC.



Date: September 21, 1998             By: /S/ MICHAEL G. MAGUIRE
                                     ________________________________
                                     Michael G. Maguire, President