Form 10QSB
period 1998-10-31
LYRIC INTERNATIONAL INC
filed 1998-12-21
CIK 319420

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended October 31, 1998



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

                           (972) 713-6050
                      (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.         Yes...X...   No.......

             APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 1,041,969 shares of common stock as of December 18, 1998.

Transitional Small Business Disclosure Format (check one);

Yes.......   No...X....



                Index to Quarterly Report on Form 10Q-SB

                      PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Report on Review by Independent Certified
            Public Accountants

            Consolidated Balance Sheets as of October 31, 1998
            and April 30, 1998

            Consolidated Statements of Operations for the Three and Six Months Ended October 31, 1998 and 1997 and
            Cumulative Period During the Development Stage

            Consolidated Statement of Changes in Stockholders'
            Equity/(Deficiency)

            Consolidated Statements of Cash Flows for the Six
            Months Ended October 31, 1998 and 1997 and
            Cumulative Period During the Development Stage

            Selected Information for Consolidated Financial Statements

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



                   PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.



          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Lyric International, Inc.
Dallas, Texas

We have reviewed the accompanying consolidated balance sheet of Lyric International, Inc. (formerly Lyric Energy, Inc.) as of October 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for three and six months ended October 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of April 30, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated June 19, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




 /s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas

December 14, 1998

                           LYRIC INTERNATIONAL, INC.
                       (A Development Stage Enterprise)
                          Consolidated Balance Sheets



                                          October 31,        April 30,
                                                1998             1998
                                          (Unaudited)
                                  Assets
Current Assets:
     Cash                                   $ 516,365        $   -
     Accounts receivable-related parties      111,510            -
     Notes receivable                         103,205
     Prepaid expenses                           8,140            -
                                           ____________      _________
        Total Current Assets                  739,220            -
                                           ____________      _________

Fixed Assets:
     Equipment                                364,706            -
     Oil and gas properties                 1,794,735            -
     Accumulated depreciation and
      depletion                               (32,203)           -
                                           ____________      _________
        Total Fixed Assets                  2,127,238            -
                                           ____________      _________

Other assets                                    4,370            -
                                           ____________      _________

TOTAL ASSETS                              $ 2,870,828         $  -
                                           ============      =========

             Liabilities and Stockholders' Equity/(Deficiency)

Current Liabilities:
     Accounts payable                       $ 167,376         $  -
     Accrued expenses                          29,962            -
     Accrued interest                           9,919            -
     Advance from related parties             292,876           15,117
     Advances from stockholders               292,488            -
                                            __________       __________

        Total Current Liabilities             792,621           15,117
                                            __________       __________

Stockholders' Equity/(Deficiency):
     Preferred stock:
     Series B, $100 stated value
      (10,000,000 shares authorized,
      19,532 shares outstanding)            1,953,200            -
     Common stock, $.01 stated value
      (250,000,000 shares authorized,
      1,767,366 and 1,041,366 outstanding)     17,674           10,414
     Additional paid-in capital             2,966,627        2,713,808
     Retained (deficit)                    (2,687,204)      (2,687,204)
     (Deficit) accumulated during the
      Development Stage                      (172,090)         (52,135)
                                         ______________     _____________
        Total Stockholders' Equity          2,078,207          (15,117)
                                         ______________     _____________
        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY             $ 2,870,828         $  -
                                         ==============     =============


See accompanying selected information and accountant's report.


                          LYRIC INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                       Consolidated Statements of Operations
         For Three and Six Months Ended October 31, 1998 and 1997
                                 (Unaudited)


                          Cumulative
                          During the
                          Development       Three Months       Six Months
                          Stage          1998      1997    1998      1997
Revenues:
    Oil production        $41,696        $41,696   $  -   $41,696   $  -
    Oilfield services      51,015         51,015      -    51,015      -
                         __________      _______   ______ ________  _______
      Total Revenues       92,711         92,711      -    92,711      -
                         __________      _______   _______ _______  _______

Costs of Revenues:
    Production Taxes        1,936          1,936      -     1,936      -
    Lease Operating        25,273         15,792      -    25,273      -
    Rig expenses           26,511         26,511      -    26,511      -
    Rig personnel costs    37,882         37,882      -    37,882      -
    Depletion and
     depreciation          24,616         24,616      -    24,616      -
                        ___________    _________  _______  ________   ______
      Total Costs of
       Revenues           116,218        106,737      -   116,218      -
                        ___________    _________  _______  ________   ______
    Gross Profit          (23,507)       (14,026)     -   (23,507)     -
                        ___________    _________  _______ _________   ______

General and
 administrative expenses:
    Personnel costs        33,208         33,208      -    33,208      -
    Legal & professional   24,432         21,716      -    24,432      -
    Other                  79,542         20,487      -    28,889      -
                         __________      ________   _____  _______   ______
      Total G& A
       expenses           137,182         75,411      -    86,529      -
                         __________      ________   _____ ________   ______

      Loss from
       Operations        (160,689)       (89,437)     -  (110,036)     -

Interest expense
 (primarily to
 related parties)         (11,401)        (9,919)    -     (9,919)     -
                         __________     __________ ______ ________   ________

      NET (LOSS)       $ (172,090)     $ (99,356)  $ -  $(119,955)   $ -
                        ===========     ========== ====== =========  ========

Basic loss per
 weighted average
 share                     $(0.19)      $(0.06)  $(0.00)  $(0.11)   $(0.00)

Weighted average
 shares outstanding       903,088   1,767,366  1,041,366 1,133,192  1,041,366


See accompanying selected information and accountant's report.

                             LYRIC INTERNATIONAL, INC.
                         (A Development Stage Enterprise)
      Consolidated Statement of Changes in Stockholders' Equity/(Deficiency)

                                                                   Deficit
                                               Addi-               Accumulated
          Date of      Preferred    Common     tional    Accum-    During the
          Tran-        Stock        Stock      Paid-In   lated     Development
          saction Shares Amount  Shares Amount Capital  (Deficit)   Stage
BALANCES,
November
30, 1996            -    $ -   195,114  $1,952 $2,158,177 $(2,682,701) $  -

Contributed
by related
parties
through
cancellation
of debts  01/15/97  -      -      -         -     464,093         -       -
Issued
for Cash  04/10/97             846,252   8,462     91,538         -       -
Net (loss)          -      -      -         -         -       (4,503)(37,018)
                  ___________________________________________________________
BALANCES,
April
30, 1997            -      -  1,041,366  10,414 2,713,808 (2,687,204)     -

Net (loss)          -      -      -         -         -          -   (15,117)
                  ____________________________________________________________

BALANCES,
April 30,
1998                          1,041,366  10,414 2,713,808 (2,687,204)(52,135)

Issued for
oil & gas
property
     07/27/98 13,500 1,350,000   66,000     660    49,340      -        -
Adjustment
for cost
in excess
of reserve
value             -       -        -         -   (174,184)     -        -
Issued for
note
receivable
     08/20/98  1,032   103,200     -         -          5      -        -
Issued for
Woodman
Enterprises
     09/01/98  5,000   500,000     -         -        -        -        -
Adjustment
for cost
in excess
of related
party basis      -        -        -         -   (115,592)     -        -
Private
placement
     10/15/98    -        -     660,000    6,600  493,250      -        -
Net(loss)        -        -        -         -        -        -    (119,955)
               ______________________________________________________________

BALANCES,
October
31, 1998    19,532$1,953,200 1,767,366$17,674 $2,966,627$(2,687,204)$(172,090)
           ==================================================================


See accompanying selected information and accountant's report.

                          LYRIC INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                     Consolidated Statements of Cash Flows
                For Six Months Ended October 31, 1998 and 1997
                                 (Unaudited)

                              Cumulative
                              During the
                              Development
                              Stage                1998          1997
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net loss                     $ (172,090)         $ (119,955)    $  -
Adjustments to reconcile
net income/(loss) to
net cash provided by
operations:
   Depreciation and
    depletion                    24,997              24,997        -

Decrease/(increase) in:
   Accounts receivable-
    related parties             (47,759)            (47,759)       -
   Prepaid expenses                  80                  80        -
Increase/(decrease) in:
   Accounts payable             104,798             154,168        -
   Accrued expenses              20,597              19,115        -
                             ____________         __________    _________
Net Cash Provided/(Used)
by Operating Activities         (69,377)             30,646        -
                            _____________         __________    _________

CASH FLOWS FROM
INVESTING ACTIVITIES:
   Purchase of oil
    properties                 (240,002)           (240,002)       -
   Development of oil
    properties                 (118,917)           (118,917)       -
   Purchase of
    equipment                   (27,495)            (27,495)       -
   Cash from Woodman
    Enterprises, Inc.
    acquisition                  12,036              12,036        -
                            _____________         ____________   ___________
Net Cash (Used) in
 Investing Activities          (374,378)           (374,378)       -
                            _____________         ____________   ___________

CASH FLOWS FROM
FINANCING ACTIVITIES:
   Advances from
    related parties             277,371             277,371        -
   Advances from
    stockholders                 82,876              82,876        -
   Proceeds from
    issuing stock               599,850             499,850        -
                             ____________         ___________    _________
Net Cash Provided by
 Investing Activities           960,097             860,097        -
                             ____________         ____________   _________

   Increase in cash
    for period                  516,342             516,365        -
     Cash, Beginning
      of period                      23                -           -
                             ____________         ____________   _________

     Cash, End of period       $516,365            $516,365      $ -
                             ============         ============   ==========

Supplemental Disclosures:
   Cash payments for:
     Interest                  $   -               $   -         $ -
     Income taxes                  -                   -           -

   Cancellation of related
    party and other
    indebtedness               $458,166            $   -         $ -
   Acquisition of oil property:
     Note payable               210,000                -           -
     Common & preferred
      stock                   1,225,816                -           -
   Acquisition of
    Woodman Enterprises, Inc.:
     Current assets              88,377               88,377       -
     Fixed assets (net)         330,004              330,004       -
     Liabilities                (33,974)             (33,974)      -
     Preferred B shares
      issued                   (384,407)            (384,407)      -



See accompanying selected information and accountant's report.


                            Lyric International, Inc.
                         (A Development Stage Enterprise)
              Selected Information for Consolidated Financial Statements
                                October 31, 1998
                                (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the six-month period ended October 31, 1998, are not necessarily indicative of the results that may be expected for the year ending April 30, 1999.

Development Stage Enterprise -- The Company returned to the development stage in November 1996 with the transfer of its final operating responsibility to others and thereby reducing its activities to the sole pursuit of identifying, evaluating, structuring, and completing a merger with or acquisition of a privately owned entity. During the six months ended October 1998 and subsequent to that date, the Company has acquired oil interests in Mitchell County, Texas, an oil field service Company, and a 50% interest in an entity which has contracts to develop maps indicating subterranean fresh water supply sources in Mexico using a new mapping technology. The Company is also reviewing the possibility of acquiring real estate in Florida. Management anticipates exiting the development stage during the current fiscal year.

Going Concern Issues   The Company has been relatively inactive during the
past three years due to a shortage of operating assets and working capital. The Company's activities (described below) have not generated sufficient revenues to cover operating expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company signed a Letter of Intent to merge with Natural Gas Technologies, Inc. (NGT) in January 1997. In January 1998, the merger agreement with NGT was terminated by NGT. During July 1998, the Company acquired a producing oil and gas lease in Mitchell County, Texas with limited production and significant development potential. Work over and rework efforts were begun to bring existing wells back into production.

The ability of the Company to continue as a going concern is dependent on its ability to acquire the additional funds to bring its property and investments into profitable production or for its stockholders to continue to fund its activities. There have been no adjustments to financial statement information which might be required should the Company be unable to continue as a going concern.

NOTE 2:  STOCK TRANSACTIONS

During July, the Company held a special stockholder meeting at which the following was approved: a reverse split of common shares of 1 for 240.597, the authorization of 10,000,000 shares of preferred stock, and a name change for the Company from Lyric Energy, Inc. to its current name. All share amounts presented have been restated as though the reverse split had occurred at the earliest date presented.

The directors established a Series B Preferred Stock with par value set at $100 per share and which is entitled to cumulative dividends at 8% of par value. These Series B shares are also convertible, at the option of the holder, into the Company's common stock during calendar 1999. The conversion will be based on the 10-day average closing price of the Company's common stock immediately prior to the conversion effective date. Additionally, all Series B preferred shares convert to common shares on January 1, 2000 based on the average of the last 10 days' closing prices in 1999.

The shares issued as described below and in Note 4 had not been issued by the Company's stock transfer agent at October 31, 1998. However, they have been presented as issued in these financial statements due to contract requirements.


During August 1998, the Company agreed to issue 1,032 shares of Series B preferred stock to its majority shareholder in exchange for the transfer of a $103,250 note receivable from Trans Energy, Inc. which is due upon demand and bears interest at 8% per annum.

During October 1998, the Company placed 660,000 units as the result of a private placement effort that yielded the Company $499,850. The units consisted of one common share, one Class A warrant to purchase one common share, and one Class B warrant to purchase one common share. The Class A warrants may be exercised at $1 per share while the Class B warrants may be exercised at $2 per share. Both classes of warrants expire five years after the underlying common shares have been registered. The Company has the option of calling the Class A warrants after the Company's stock has closed at a price above $1 for 20 consecutive trading days. The Class B warrants may be called after the stock has closed above $2 for 20 consecutive trading days.

NOTE 3:  ACQUISITION OF OIL AND GAS ASSETS

During July 1998, the Company purchased an oil and gas lease in Mitchell County, Texas covering approximately 560 acres. This property has 56 existing wells which had limited production but needed work. The Company plans to convert a number of wells to water injection wells to enhance oil recovery. Some existing wells will have to be plugged.

The Company paid a total of $1,850,000 for this property. The purchase price consisted of $240,000 cash, a note for $210,000, 66,000 units identical to the units sold in the private placement discussed in Note 2, and 13,500 shares of Series B preferred stock. The note bears interest at 8% and is due July 27, 1999. The stock has been valued at $0.375 per share for the common and $100 per share for the preferred. However, due to a discounted present value calculation by a petroleum engineer using a 20% discount factor, the property was recorded at the lower estimated fair value of $1,675,816 with the balance being an adjustment of additional paid in capital.

NOTE 4:   ACQUISITION OF WOODMAN ENTERPRISES, INC.

Effective September 1, 1998, the Company entered into an agreement to acquire Woodman Enterprises, Inc. from Redbank Petroleum, Inc. in exchange for 5,000 shares of Series B preferred stock. Woodman is an entity created in February 1998 to obtain the necessary equipment to be able to provide a broad range of well work over services. Woodman purchased a work over rig, a reverse drilling unit, a cement truck, and other pertinent equipment. The Company acquired this entity for work on its own properties as well as to be able to offer services to other oil and gas producers. The following tables present a condensed balance sheet for Woodman at September 1, 1998 and the related condensed statement of operations for the period from inception to August 31, 1998.

                          Condensed Balance Sheet
            Cash                                   $  12,036
            Accounts receivable                       63,751
            Other current assets                      12,590
                                                  ______________
                Total current assets                  88,377
            Fixed assets (net of depreciation)       330,004
                                                  ______________
                Total Assets                       $ 418,381
                                                  ==============

            Accounts payable & accrued expenses    $  33,974
                Total stockholder's equity           384,407
                                                  ______________
                Total Liabilities and
                 Stockholder's Equity              $ 418,381
                                                  ==============

                   Condensed Statement of Operations

            Total revenues                         $  78,492
            Costs of revenues                         62,035
                                                  _____________
                Gross profit                          16,457
            Other operating expenses                  29,514
                                                  _____________
                Net Loss                           $ (13,057)
                                                  =============

NOTE 5:   EARNINGS PER SHARE

Basic earnings per share have been presented on the statement of operations. All of the outstanding Series B preferred shares (19,532 shares) are convertible into common shares based on their $100 par value and the average market price for common shares for the 10 days prior to conversion. Based on the stock price at November 30, 1998, the preferred would convert into 488,300 common shares. All of these shares are deemed to be common stock equivalents. However, they have not been included in a calculation of diluted earnings per share because they would be antidilutive due to the losses reported.

NOTE 6:  SUBSEQUENT EVENTS

In November 1998, the Company signed an agreement to purchase Redbank Petroleum's 50% interest in Seismic International, Inc. for 50,000 shares of its Series B preferred stock with a par value of $100 per share plus 10% percent of the first $50,000,000 in future gross revenues. Seismic recently executed its first contract to produce subsurface mapping in Mexico to locate municipal and commercial grade water deposits. Seismic's partners have expanded on new technologies which enables them to produce subsurface maps detailed enough to distinguish the difference between fresh water, salt water, sand, limestones, clays, and shales. This new technology has exciting possibilities in all areas of mining and exploration by pinpointing not only the structures, as with traditional seismic, but also the contents of the structure. Seismic is currently negotiating additional contracts ranging upwards from $5,000,000.

The Company is also pursuing the acquisition of a small fisherman's hotel in southern Florida.

On November 16, 1998, the Company initiated an additional private placement program under Fortress Financial. This program is to place 150,000 units at $5 per unit. Units consist of one share of common stock and one Class C warrant to purchase one common share. These Class C warrants are exercisable at $6 per share and expire three years after the closing of the private placement.

Item 2.     Plan of Operation

     Cautionary Statement with Regard to Forward Looking Information

     This report may include certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report that address activities, events or developments that Lyric International, Inc. (the "Company" or "Lyric") expects, believes or anticipates will or may occur in the future, including such matters as costs and expenses of the acquisition of producing, developmental or exploratory properties, oil and gas reserve data and information, costs of capital, projected margins, business strategies, expansion and growth of the Company's operations, Year 2000 issues and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, oil and gas pricing issues, the availability of certain business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

     General

     Lyric currently is focusing on three areas in which it conducts business:
(i) natural resources, (ii) subsurface mapping technology, and (iii) real estate.

     Natural Resources

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

     In July 1998, the Company completed an acquisition of oil and gas properties from West Texas Recovery, Inc. in exchange for 13,500 shares of the Company's Series B Preferred Stock, a $210,000 promissory note, $240,000 cash and 66,000 units consisting of one share of the Company's $.01 par value common stock (the "Common Stock"), one Class A Warrant and one Class B Warrant. A Class A Warrant may be exercised to purchase one share of Common Stock at $1 per share and a Class B Warrant may be exercised to purchase one share of Common Stock at $2 per share. The property covers 600 acres in Mitchell County, Texas, all of which are developed. At the time the Company acquired the property it contained a total of 56 wells which had limited production and needed reconditioning. The Company has reconditioned a number of the wells and has converted a number of the wells into water injection wells to enhance the oil recovery from those wells. Some of the wells on the property are required to be plugged.

     As of December 21, 1998, the Company had 22 producing wells, 5 operating injection wells and 29 shut-in wells on the property in Mitchell County. The Company is currently producing and selling approximately 60 to 80 barrels of oil per day under one lease on the property that includes 6 producing wells. The remainder of the producing wells are being operated under two other leases on the property. The approximately 100 barrels of oil per day being produced from those wells currently is being stored in tanks on the property. Lyric plans to recondition the remaining shut-in wells on the oil and gas properties acquired from West Texas Recovery, Inc. and increase revenues from those properties. There is not however any assurance that the Company will be successful in reconditioning the remaining shut-in wells on a profitable basis.

     All of the Company's properties in Mitchell County are operated by West Texas Recovery, Inc. The Company pays West Texas Recovery, Inc. $2,000 per month for overhead expenses for operating those wells and reimburses West Texas Recovery, Inc. for all well operating costs. Michael G. Maguire, the President and Chairman of the Board of the Company, is the President, Chief Executive Officer and Chief Financial Officer of West Texas Recovery, Inc.

     On September 1, 1998, the Company acquired all of the outstanding shares of common stock of Woodman Enterprises, Inc. in exchange for 5,000 shares of Lyric's $100 par value Series B Preferred Stock. Woodman Enterprises, Inc. is a company primarily engaged in the business of subcontracting equipment used to service and maintain oil and gas wells up to 12,000 feet in depth. Woodman Enterprises, Inc. also has cement and water trucks and subcontracts equipment used for the re-entry of oil and gas wells. The Company intends to use the that equipment to rework properties which it has acquired and other properties which it intends to acquire. Woodman Enterprises, Inc. was a wholly owned subsidiary of Redbank Petroleum, Inc., a corporation which is owned 50 percent by Warren Donohue, a director and officer of Lyric, and 50 percent by Brent Wagman, the majority shareholder of Lyric.

     All services of Woodman Enterprises, Inc. through October 31, 1998 had been provided to West Texas Recovery, Inc. and Wagman Petroleum, Inc. Brent Wagman beneficially owns approximately 45 percent of the outstanding common stock, and is an officer and director, of Wagman Petroleum, Inc. All of the services provided to West Texas Recovery, Inc. were on the previously described properties owned by the Company in Mitchell County. Although no work had been performed for entities unrelated to the Company through October 31, 1998, prices charged to related parties have been the same prices as have been quoted to unrelated entities for similar work and are believed to be in line with prices generally charged by the industry. During November 1998, the Company pursued and accepted engagements for future work for several unrelated entities.

     Subsurface Mapping Technology

     On November 30, 1998, Lyric acquired 50 percent of the outstanding common stock of Seismic International, Inc. from Redbank Petroleum, Inc. in exchange for 50,000 shares of the Company's Series B Preferred Stock. The Company also agreed with Redbank Petroleum, Inc. that Redbank Petroleum, Inc. is entitled to receive 10 percent of the first $50,000,000 of gross revenue generated by Seismic International, Inc.

     Seismic International, Inc. is a company that currently negotiates and obtains contracts to produce subsurface maps. Seismic International, Inc. currently plans to subcontract the work to be performed under those contracts to North American Geophysical and North Trend Geophysical, the owners of the subsurface mapping technology which includes the equipment that obtains the subsurface data and the software that analyzes that data. Redbank Petroleum, Inc. has agreed with the Company that Redbank Petroleum, Inc. will attempt to obtain a licensing agreement with the owners of the subsurface mapping technology, pursuant to which Seismic International, Inc. will be able to produce the subsurface maps without subcontracting that work to the owners of the technology.

     The subsurface mapping technology is a type of electronic mapping that produces detailed maps of subsurface structures and geology similar to a magnetic resonance imaging system used to diagnose humans in hospitals. It can determine the difference between various liquids located underground such as fresh water and salt water as well as the difference between various types of rocks (limestone, sandstone, clay, shale and other ore bearing rocks). The Company believes this technology will lend itself to locating various minerals and should lower exploration costs in mining, oil and gas exploration, locating municipal water supplies, and many other types of mining by mapping subsurface structures.

     On October 23, 1998, Seismic International, Inc. executed its first contract with Geophysical de Mexico to perform subsurface mapping in central Mexico to locate municipal and commercial grade water deposits. That contract is for $7,500,000 and requires Seismic International, Inc. to complete the subsurface mapping work prior to January 6, 1999. If the subsurface mapping work is not completed prior to that date, Geophysical de Mexico is not required to pay Seismic International, Inc. any amounts required under the contract. Seismic International, Inc. plans to subcontract all of the mapping work to North American Geophysical and North Trend Geophysical. Seismic International, Inc. however has not entered into any definitive agreements with those entities to perform the subcontract work. Seismic International, Inc. also is currently negotiating additional contracts with Geophysical de Mexico in excess of $5,000,000 each. There is not however any assurance that such contracts will be consummated.

     Real Estate

     The Company currently is negotiating with certain parties to acquire a beach front hotel near Key Largo, Florida. The parties however have not entered into any definitive agreements. The Company has not determined the manner in which the possible purchase of the hotel may be financed.

     Liquidity and Capital Resources

     As of October 31, 1998, Lyric had a cash balance of $516,365. The Company's capital requirements to conduct its plan of operation is significant and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company. The Company plans to satisfy its capital requirements for the next twelve months by selling the Company's securities and obtaining financing from related parties. If Lyric is unable to obtain financing from related parties, the sale of its securities or some other source, it is unlikely that Lyric will continue as a going concern.

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

                       PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

     See the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998.

Item 2.     Changes in Securities

     During August 1998, the Company agreed to issue 1,032 shares of Series B Preferred Stock to its majority shareholder in exchange for the transfer of a $103,250 note receivable from Trans Energy, Inc. which is due upon demand and bears interest at 8% per annum. The issuance of the securities in that transaction was made pursuant to Section 4(2) under the Securities Act as an offering not involving a public offering.

     On September 1, 1998, the Company acquired all of the outstanding shares of common stock of Woodman Enterprises, Inc. in exchange for 5,000 shares of the Company's Series B Preferred Stock. The issuance of the securities in that transaction was made pursuant to Section 4(2) under the Securities Act as an offering not involving a public offering.

     During October 1998, the Company sold 660,000 units to investors in exchange for $499,850. The units consisted of one share of Common Stock, one Class A Warrant to purchase one share of Common Stock, and one Class B Warrant to purchase one share of Common Stock. The issuance of the securities in that transaction was made pursuant to Rule 506 under the Regulation D of the Securities Act.

     Holders of the Company's Series B Preferred Stock are entitled to cumulative dividends at the rate of 8% of the par value of the Series B Preferred Stock. Each share of Series B Preferred Stock is convertible, at the option of the holder thereof, into the Company's Common Stock during the period commencing on January 1, 1999 until December 31, 1999. The number of shares of Common Stock into which one share of Series B Preferred Stock will be converted will be equal to $100 divided by the average closing price of the Company's Common Stock traded over the counter, or on Nasdaq or any national exchange (the "Average Closing Price") for the ten trading days immediately prior to the conversion effective date. All shares of Series B Preferred Stock automatically convert to shares of the Company's Common Stock on January 1, 2000 based on the Average Closing Price for the ten trading days immediately prior to January 1, 2000.

     The Class A Warrants may be exercised at $1 per share and the Class B Warrants may be exercised at $2 per share. Both classes of warrants expire five years after the underlying shares of Common Stock have been registered under the Securities Act. The Company has the option of calling the Class A Warrants after the Company's Common Stock has closed at a price above $1 for 20 consecutive trading days. The Class B Warrants may be called after the Common Stock has closed above $2 for 20 consecutive trading days.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits And Reports On Form 8-K

            (a)  Exhibits

            3.1 Articles of Amendment to the Articles of Incorporation of Lyric International, Inc. as filed with the Colorado Secretary of State on September 22, 1998. Filed herewith.

           10.1 Purchase and Sale Agreement between the Company and West Texas Recovery, Inc. dated July 27, 1998. Filed herewith.

           10.2 Contract for Sale and Purchase of Business between the Company and Redbank Petroleum, Inc. dated September 1, 1998. (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on December 9, 1998).

           10.3  Agreement dated October 23, 1998 between Seismic
                 International, Inc. and Geophysical de Mexico. (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on December 15, 1998).

           27.1  Financial Data Schedule

            (b)  Reports On Form 8-K

     The Company filed three Current Reports on Form 8-K during the quarter ended October 31, 1998. The Company's Form 8-Ks filed on August 11, 1998 and September 3, 1998 reported the Company's acquisition of certain oil and gas properties from West Texas Recovery, Inc. on July 27, 1998. The Company's Form 8-K filed on September 15, 1998 reported the Company's acquisition of Woodman Enterprises, Inc. on September 1, 1998.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     LYRIC INTERNATIONAL, INC.



Date: December 21, 1998              By: /s/ Michael G. Maguire
                                     ________________________________
                                     Michael G. Maguire, President