Form 10QSB
period 1999-01-31
LYRIC INTERNATIONAL INC
filed 1999-03-22
CIK 319420

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1999



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

               16775 Addison Road, Suite 300, Addison, Texas 75001
                   (Address of principal executive offices)

                              (972) 713-0137
                         (Issuer's telephone number)

              16775 Addison Road, Suite 300, Dallas, Texas 75248
            (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.         Yes...X...   No.......

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,871,754 shares of common stock as of March 15, 1999.

Transitional Small Business Disclosure Format (check one);

Yes.......   No...X....


                Index to Quarterly Report on Form 10Q-SB

                    PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Report on Review by Independent Certified Public Accountants

            Consolidated Balance Sheets as of January 31, 1999 and
            April 30, 1998

            Consolidated Statements of Operations for the Three and Nine Months Ended January 31, 1999 and 1998 and Cumulative Period During the Development Stage

            Consolidated Statement of Changes in Stockholders'
            Equity/(Deficiency)

            Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 1999 and 1998 and Cumulative Period During the Development Stage

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


                 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

       REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Lyric International, Inc.
Dallas, Texas

We have reviewed the accompanying consolidated balance sheet of Lyric International, Inc. (formerly Lyric Energy, Inc.) as of January 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for three and nine months ended January 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




 /s/ Robert Early & Company, P.C.
Robert Early & Company, P.C.
Abilene, Texas

March 10, 1999


                         LYRIC INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets


                                       January 31,             April 30,
                                             1999                  1998
                                        (Unaudited)
                              Assets
Current Assets:
    Cash                                  $ 271,201             $   -
    Accounts receivable-related parties      31,705                 -
    Accounts receivable-related parties      44,519                 -
    Prepaid expenses                         85,646                 -
                                         ____________           __________
        Total Current Assets                433,071                 -
                                         ____________           __________

Fixed Assets:
    Equipment                               382,974                 -
    Oil and gas properties                2,122,247                 -
    Accumulated depreciation
      and depletion                         (54,667)                -
                                         _____________          ___________
        Total Fixed Assets                2,450,554                 -
                                         ______________         ___________

License agreement                         5,138,000                 -
                                         ______________         ___________

TOTAL ASSETS                            $ 8,021,625             $   -
                                         ===============        ============

           Liabilities and Stockholders' Equity/(Deficiency)

Current Liabilities:
    Accounts payable                      $ 119,756             $   -
    Accrued expenses                         42,396                 -
    Accrued interest                         18,863                 -
    Note payable - current portion            4,185                 -
    Note payable                            151,022                 -
    Advance from related parties            206,665               15,117
    Advances from stockholders              375,993                 -
                                          ____________           ___________

        Total Current Liabilities           918,880               15,117

    Note payable - long term portion         14,577                 -

Minority interest in Seismic
   International, Inc.                    2,569,000                 -

Stockholders' Equity/(Deficiency):
    Preferred stock:
    Series B, $100 stated value
     (10,000,000 shares authorized,
     1,032 shares outstanding)              103,200                 -
    Common stock, $.01 stated value
     (250,000,000 shares authorized,
     2,871,754 and 1,041,366 outstanding)    28,717              10,414
    Options outstanding                      44,000                 -
    Additional paid-in capital            7,374,583           2,713,808
    Retained (deficit)                   (2,687,204)         (2,687,204)
    (Deficit) accumulated during the
      Development Stage                    (344,128)            (52,135)
                                       ________________      ______________
        Total Stockholders' Equity        4,519,168             (15,117)
                                       ________________      ______________

        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY           $ 8,021,625            $   -
                                       =================      ==============


See accompanying selected information and accountant's report.


                       LYRIC INTERNATIONAL, INC.
                   (A Development Stage Enterprise)
                 Consolidated Statements of Operations
        For Three and Nine Months Ended January 31, 1999 and 1998
                              (Unaudited)

                           Cumulative
                           During the
                           Development     Three Months     Nine Months
                            Stage          1999    1998   1999      1998
Revenues:
  Oil production            $61,852      $20,156   $  -   $61,852   $  -
  Oilfield services         147,360       96,345      -   147,360      -
                           _________     ________   _____ ________    ______
      Total Revenues        209,212      116,501      -   209,212      -
                           _________     ________   _____ ________    _______

Costs of Revenues:
  Production Taxes            2,874          938      -     2,874      -
  Lease Operating            47,033       21,760      -    47,033      -
  Rig expenses               59,415       32,904      -    59,415      -
  Rig personnel costs        74,755       36,873      -    74,755      -
  Depletion and
    depreciation             50,267       25,651      -    50,267      -
                          ___________    _________   _____ ________   _______
      Total Costs of
       Revenues             234,344      118,126      -   234,344      -
  Gross Profit              (25,132)      (1,625)     -   (25,132)     -
                          ___________    _________   _____ ________   _______

General and
 administrative expenses:
  Personnel costs            96,825       63,617      -    96,825      -
  Legal & professional       89,480       52,959      -    77,391     12,089
  Other                     117,219       49,766      -    78,655      -
                           __________    __________ _____ _________   _______
      Total G & A
        expenses            303,524      166,342      -   252,871     12,089
                           __________    ___________ _____ ________   _______

  Loss from Operations     (328,656)    (167,967)     -  (278,003)   (12,089)

Other Income and (Expenses):
Interest income               5,349        5,349      -     5,349      -
Interest expense
 (primarily to related
  parties)                  (20,821)      (9,420)     -   (19,339)     -
                           ____________   ________   _____ ________   _______

      NET (LOSS)          $(344,128)   $(172,038)   $ -  $(291,993) $(12,089)
                           ============   ========   ===== ======== =========

Basic loss per
 weighted average share     $ (0.33)     $ (0.08)   $(0.00)$ (0.20)  $(0.00)
                           ===========   ========= ========= ======   =======
Weighted average
 shares outstanding      1,036,521  2,052,2859  1,041,366 1,440,034 1,041,366
                          ===================================================

See accompanying selected information and accountant's report.


                            LYRIC INTERNATIONAL, INC.
                         (A Development Stage Enterprise)
     Consolidated Statement of Changes in Stockholders' Equity/(Deficiency)

                                                                    Deficit
                                                                   Accumulated
             Date of     Preferred    Common    Additional Accum-  During the
               Tran-      Stock       Stock     Paid-In    lated   Development
             saction  Shares Amount Shares Amount Capital (Deficit)   Stage
BALANCES,
November
30, 1996                -    $ -   195,114 $1,952 $2,158,177 $(2,682,701) $ -

Contributed by
related parties
through
cancellation
of debts   01/15/97     -      -      -      -      464,093       -        -
Issued for
Cash       04/10/97     -      -  846,252  8,462     91,538       -        -
Net (loss)              -      -      -      -          -      (4,503)(37,018)
                    _________________________________________________________

BALANCES,
April
30, 1997                -     - 1,041,366 10,414  2,713,808 (2,687,204)   -

Net (loss)              -     -      -       -          -         -   (15,117)
                     ________________________________________________________

BALANCES,
April
30, 1998                        1,041,366 10,414 2,713,808 (2,687,204)(52,135)

Adjustment
for rounding
in reverse
split    05/01/98       -    -        603      6       (6)       -        -
Issued for
oil & gas
property 07/27/98   13,500 1,350,000 66,000  660   49,340        -        -
Adjustment
for cost
in excess
of reserve
value                   -    -         -      -  (174,184)       -        -
Issued for
note
receiv-
able    08/20/98    1,032   103,200    -      -         5        -        -
Issued for
Woodman
Enter-
prises  09/01/98    5,000   500,000    -      -       -          -        -
Adjustment
for cost in
excess of
related party
basis                 -        -       -      -  (115,592)       -        -
Issued pursuant
to private
place-
ment   10/15/98       -        -   660,000 6,600  493,250        -        -
Issued for 1/2
of Seismic
International
and related
party cost
limit-
ation  11/30/98    50,000  5,000,000   -      - (2,431,000)      -        -
Issued for
retirement
of
warrants  01/06/99    -        -   385,004  3,850   (3,850)      -        -
Conversion of
pre-
ferred 01/08/99  (68,500)(6,850,000) 718,781 7,188 6,842,812     -        -
Net (loss)            -        -       -       -       -         -  (291,993)
                 ____________________________________________________________

BALANCES,
January
31, 1999    1,032 $103,200 2,871,754 $28,687 $7,374,583$(2,687,204)$(344,128)

            =================================================================


See accompanying selected information and accountant's report.


                            LYRIC INTERNATIONAL, INC.
                       (A Development Stage Enterprise)
                    Consolidated Statements of Cash Flows
                For Nine Months Ended January 31, 1999 and 1998
                                   (Unaudited)

                              Cumulative
                              During the
                              Development
                                Stage              1999          1998
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net loss                       $ (344,128)       $ (291,993)   $ (12,089)
Adjustments to reconcile
 net income/(loss) to net
 cash provided by operations:
   Depreciation and depletion      47,461            47,461           -

Decrease/(increase) in:
   Accounts receivable-related
    parties                       (12,473)          (12,473)          -
   Prepaid expenses and other      10,944            10,944           -
Increase/(decrease) in:
   Accounts payable                57,178           106,548       12,089
   Accrued expenses                41,975            40,493           -
                                ____________      _____________    _________

Net Cash Provided/(Used) by
 Operating Activities            (199,043)          (99,020)          -
                                _____________     _____________    __________

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase of oil properties     (240,000)         (240,000)          -
  Development of oil properties  (118,920)         (118,920)          -
  Purchase of equipment           (45,764)          (45,764)          -
  Cash from Woodman
   Enterprises, Inc. acquisition   12,036            12,036           -
                                 ____________    ______________    __________

Net Cash (Used) in Investing
  Activities                     (392,648)         (392,648)          -
                                 ____________    _______________    _________

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Advances from related parties   166,665           166,665           -
  Advances from stockholders      360,876           360,876           -
  Borrowing from bank              19,265            19,265           -
  Repayments to bank                 (504)             (504)          -
  Repayments on lease
   acquisition note               (58,978)          (58,978)          -
  Proceeds from issuing stock     599,850           499,850           -
                                 ___________     _____________     __________

Net Cash Provided by
  Investing Activities          1,087,174           987,174           -
                                 ___________     ______________    __________

  Increase in cash for period     495,483           495,506           -
     Cash, Beginning of period         23              -              -
                                 ___________     ______________     _________

     Cash, End of period        $ 495,506         $ 495,506        $  -
                                 ===========     ===============    =========


See accompanying selected information and accountant's report.

                           LYRIC INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
              Consolidated Statements of Cash Flows (continued)
                For Nine Months Ended January 31, 1999 and 1998
                                     (Unaudited)

                              Cumulative
                              During the
                              Development
                                Stage              1999          1998
Supplemental Disclosures:
  Cash payments for:
      Interest                  $   -               $  -          $  -
      Income taxes                  -                  -             -

  Cancellation of related
    party and other
    indebtedness                 $458,166           $  -          $  -

  Acquisition of oil properties:
      Note payable                210,000             210,000        -
      Common & Series B
       preferred stock issued   1,225,816           1,225,816        -
      Cancellation of notes
       receivable                 103,205             103,205        -
      Assumption of liability
       to related parties         224,307             224,307        -

  Acquisition of Woodman
   Enterprises, Inc.:
      Current assets               88,377             88,377         -
      Fixed assets (net)          330,004            330,004         -
      Liabilities                 (33,974)           (33,974)        -
      Series B preferred
       shares issued             (384,407)          (384,407)        -

  Acquisition of Seismic
   International, Inc.:
      Series B preferred
       shares issued            5,000,000          5,000,000         -
      Adjustment due to
       limitation to cost
       basis in hands of
       related party           (2,431,000)        (2,431,000)        -


See accompanying selected information and accountant's report.


                          Lyric International, Inc.
                      (A Development Stage Enterprise)
           Selected Information for Consolidated Financial Statements
                               January 31, 1999
                                  (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine-month period ended January 31, 1999, are not necessarily indicative of the results that may be expected for the year ending April 30, 1999.

Development Stage Enterprise -- The Company returned to the development stage in November 1996 with the transfer of its final operating responsibility to others and thereby reducing its activities to the sole pursuit of identifying, evaluating, structuring, and completing a merger with or acquisition of a privately owned entity. During the nine months ended January 1999 and subsequent to that date, the Company has acquired oil interests in Mitchell County, Texas, an oil field service Company, and a 50% interest in Seismic International, Inc., which has contracts to develop maps indicating subterranean fresh water supply sources in Mexico using a new mapping technology. Management anticipates exiting the development stage during the current fiscal year.

Going Concern Issues   The Company has been relatively inactive during the
past three years due to a shortage of operating assets and working capital. The Company's activities (described below) have not generated sufficient revenues to cover operating expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company signed a Letter of Intent to merge with Natural Gas Technologies, Inc. (NGT) in October 1997. In January 1998, the merger agreement with NGT was terminated by NGT. During July 1998, the Company acquired a producing oil and gas lease in Mitchell County, Texas with limited production and significant development potential. Work over and rework efforts were begun to bring existing wells back into production.

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

During August 1998, the Company issued 1,032 shares of Series B preferred stock to its majority shareholder in exchange for the transfer of a $103,250 note receivable from Trans Energy, Inc. which is due upon demand and bears interest at 8% per annum.

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

On November 30, 1998, the Company signed an agreement to acquire one-half of Seismic International, Inc. from Redbank Petroleum, Inc. in exchange for 50,000 shares of Series B preferred stock valued at par. This transaction is discussed further at Note 5 .

During January 1999, the Company called the Class A and Class B warrants described above through issuance of 385,004 common shares. Additionally, all of the 68,500 shares of Series B preferred which were issued for acquisitions were converted into 718,781 common shares. These shares had not been issued by the Company's stock transfer agent at January 31, 1998. However, they have been presented as issued in these financial statements due to contract requirements.


NOTE 3:  ACQUISITION OF OIL AND GAS ASSETS

During July 1998, the Company purchased an oil and gas field in Mitchell County, Texas covering approximately 560 acres. This property has 56 existing wells with limited production but needing work. The Company planned to convert a number of wells to water injection wells to enhance oil recovery. Some existing wells will have to be plugged.

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

In December 1998, the Company acquired a nonproducing prospect in Wyoming from Trans Energy Corporation. This acquisition was accomplished by the Company's assumption of certain liabilities of Trans Energy to Brent Wagman and Natural Gas Technologies, Inc. (both being related parties) and the forgiveness of a $103,205 note receivable from Trans Energy which had been assigned to the Company from Natural Gas Technologies previously. The agreement contained a commitment to make certain payments to a third party during December 1998.
The Company was unable to meet this commitment and the prospect has been forfeited.


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

                    Condensed Balance Sheet
     Cash                                                 $ 12,036
     Accounts receivable                                    63,751
     Other current assets                                   12,590
                                                         ___________
        Total current assets                                88,377
     Fixed assets (net of depreciation)                    330,004
                                                         ___________
        Total Assets                                     $ 418,381
                                                         ===========

     Accounts payable & accrued expenses                  $ 33,974
     Total stockholders' equity                            384,407
                                                         ____________
        Total Liabilities and Stockholders' Equity       $ 418,381
                                                         ============

                Condensed Statement of Operations

     Total revenues                                       $ 78,492
     Costs of revenues                                      62,035
                                                         _____________
        Gross profit                                        16,457
     Other operating expenses                               29,514
                                                        _______________
        Net Loss                                         $ (13,057)
                                                        ===============

NOTE 5:   ACQUISITION OF SEISMIC INTERNATIONAL, INC.

On November 30, 1998, the Company signed an agreement to purchase 50% of the outstanding stock of Seismic International, Inc. from Redbank Petroleum, Inc., a related party, for 50,000 shares of Series B preferred valued at $5,000,000. (However, due to accounting rules, the Company has recorded an adjustment limiting the book basis of this investment to Redbank's cost basis of $2,569,000.) Seismic International has obtained a license to utilize a surveying process using a combination of new and old technologies which enables the surveyor to produce subsurface maps detailed enough to distinguish the difference between fresh water, salt water, sand, limestones, clays, and shales. This technology also has possibilities in other areas of mining and exploration due to its ability to pinpoint not only the structures, as with traditional seismic, but also the contents of the structure. Seismic is currently negotiating contracts ranging upwards from $5,000,000 in Mexico for
the location of municipal and commercial grade fresh water deposits.   In
March 1999, the Company has agreed to purchase the remaining 50% of Seismic.


NOTE 6:   EARNINGS PER SHARE

Basic earnings per share have been presented on the statement of operations. The outstanding Series B preferred shares (1,032 shares) are convertible into common shares based on their $100 par value and the average market price for common shares for the 10 days prior to conversion. Based on the stock price at January 31, 1999, the preferred would convert into 8,600 common shares. These shares are common stock equivalents. However, they have not been included in a calculation of diluted earnings per share because they would be antidilutive due to the losses reported.

NOTE 7:   CONSULTING AGREEMENTS

During December 1998, the Company entered into a consulting agreement with Criswell and Company, Inc. for management, accounting, and fund-raising services. Consideration for this agreement consisted of 2,000 common shares and options for Criswell and Company to purchase up to 200,000 shares of common stock of the Company at $3.00 per share for a five-year period ending in December 2003. These options were valued at $.22 per option share and this cost will be amortized over the term of the agreement. The shares were loaned to the Company by a related entity which will be repaid the value or have its shares replaced in the future.

During November 1998, the Company entered into agreement with another individual for investment banking services. Consideration for this agreement was 8,000 shares valued at $40,000. These shares were also loaned to the Company by a related entity which will be repaid in cash or through replacement of the shares. This agreement has been terminated for lack of performance by the individual and the Company is seeking to have the shares returned.


NOTE 9:  SUBSEQUENT EVENTS

In March 1999, the Company entered into an agreement to purchase the remaining 50% interest in Seismic International, Inc. which it did not own for 625,000 shares of common stock. The Company has valued this transaction at $5,000,000 based on the trading price of the Company's stock on March 1.

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

     General

     Lyric currently is focusing on three areas in which it conducts business:
(i) natural resources, (ii) subsurface mapping technology, and (iii) oil well servicing.

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

     In July 1998, the Company completed an acquisition of oil and gas properties from West Texas Recovery, Inc. in exchange for 13,500 shares of the Company's $100 par value Series B Preferred Stock, a $210,000 promissory note, $240,000 cash and 66,000 units consisting of one share of the Company's $.01 par value common stock (the "Common Stock"), one Class A Warrant and one Class B Warrant. The property covers 600 acres in Mitchell County, Texas, all of which are developed. At the time the Company acquired the property it contained a total of 56 wells which had limited production and needed reconditioning. The Company has reconditioned a number of the wells and has converted a number of the wells into water injection wells to enhance the oil recovery from those wells. Two of the wells on the property are required to be plugged.

     As of March 15, 1999, the Company had 20 producing wells, 10 operating injection wells and 26 shut-in wells on the property in Mitchell County. The Company is currently producing and selling approximately 100 to 120 barrels of oil per day under one lease on the property that includes 14 producing wells. The remainder of the producing wells are being operated under two other leases on the property. The approximately 100 barrels of oil per day being produced from wells under those two other leases currently are being stored in tanks on the property. The Company currently has approximately 3,000 barrels of oil stored in those tanks. The State of Texas will not permit the Company to sell the oil in those tanks until the Company plugs two wells operated under the two leases. The Company anticipates that those two wells will be plugged prior to April 30, 1999.

     Lyric plans to recondition the remaining shut-in wells on the oil and gas properties acquired from West Texas Recovery, Inc. and increase revenues from those properties. There is not however any assurance that the Company will be successful in reconditioning the remaining shut-in wells on a profitable basis.

     All of the Company's properties in Mitchell County are operated by West Texas Recovery, Inc. The Company pays West Texas Recovery, Inc. $2,000 per month for overhead expenses for operating those wells and reimburses West Texas Recovery, Inc. for all well operating costs. Michael G. Maguire, the President and Chairman of the Board of the Company, is the President of West Texas Recovery, Inc.

     Subsurface Mapping Technology

     On November 30, 1998, Lyric acquired 50 percent of the outstanding common stock of Seismic International, Inc. from Redbank Petroleum, Inc. in exchange for 50,000 shares of the Company's Series B Preferred Stock. The Company also agreed with Redbank Petroleum, Inc. that Redbank Petroleum, Inc. is entitled to receive 10 percent of the first $50,000,000 of gross revenue generated by Seismic International, Inc. Redbank Petroleum, Inc. is owned 50 percent by Warren Donohue, a director and officer of Lyric, and 50 percent by Brent Wagman, the majority shareholder of Lyric.

     Seismic International, Inc. is a company that currently negotiates and obtains contracts to produce subsurface maps. Seismic International, Inc. currently plans to subcontract the work to be performed under those contracts to North American Geophysical, the owner of the subsurface mapping technology. The subsurface mapping technology includes the equipment that obtains the subsurface data and the software that analyzes that data. North American Geophysical has agreed with Seismic International, Inc. that Seismic International, Inc. has a non-exclusive right to use the subsurface technology.

     The subsurface mapping technology has numerous applications. The technology may be used to look for subsurface water formations and will show depths, zones and any possible contamination in the water. In the mining area the technology can be used for the location of coal seams, gravel, limestone and sand layers, veins of precious metals including gold, silver, uranium, and copper. In the area of oil and gas exploration, the technology is capable of processing data in 2D, 3D, 3C, and 4D formats. Those formats will allow for structural analysis, porosity analysis, oil/water contact lines, and reserve calculations. Additionally, from an engineering aspect, the technology will help to identify structural layers, help in tunneling by anticipating formations, and to detect sinkholes or caves. The technology can also be used for oil or chemical spills to detect the extent of contamination without having to drill multiple test holes. The technology can be used to detect leaks beneath surface and subsurface storage tanks. The technology can also be used to determine structural integrity of dams, dikes or possible mud slide areas.

     On October 23, 1998, Seismic International, Inc. executed its first contract with Geophysical de Mexico to perform subsurface mapping in central Mexico to locate municipal and commercial grade water deposits. That contract was amended on March 18, 1999. That contract is for $7,500,000 and requires Seismic International, Inc. to commence work on the subsurface maps prior to June 29, 1999 and complete the subsurface maps prior to July 29, 1999. Geophysical de Mexico has paid Seismic International, Inc. $500,000 of the contract price and is required to pay Seismic International, Inc. $3,500,000 upon the arrival of the subsurface mapping equipment at the site in central Mexico and prior to the commencement of the subsurface mapping work. Geophysical de Mexico is required to pay the remaining $3,500,000 under the contract upon delivery of the subsurface maps from Seismic International, Inc.

     Seismic International, Inc. has agreed with North American Geophysical to subcontract all of the mapping work to North American Geophysical relating to the contract between Geophysical de Mexico and Seismic International, Inc. Seismic International, Inc. will pay North American Geophysical $3,000,000 for that subcontract work.

     Seismic International, Inc. also is currently negotiating additional contracts with Geophysical de Mexico in excess of $5,000,000 each. There is not however any assurance that such contracts will be consummated.

     Oil Well Servicing

     On September 1, 1998, the Company acquired all of the outstanding shares of common stock of Woodman Enterprises, Inc. in exchange for 5,000 shares of Lyric's Series B Preferred Stock. Woodman Enterprises, Inc. is a company primarily engaged in the business of subcontracting equipment used to service and maintain oil and gas wells up to 12,000 feet in depth. Woodman Enterprises, Inc. also has a culk cement and water truck and subcontracts equipment used for the re-entry of oil and gas wells. The Company has used and intends to continue to use the that equipment to rework properties which it has acquired and other properties which it intends to acquire. Woodman Enterprises, Inc. also provides services to customers unrelated to the Company. Woodman Enterprises, Inc. was a wholly owned subsidiary of Redbank Petroleum, Inc.

     For the nine months ended January 31, 1999, 53 percent of the services of Woodman Enterprises, Inc. were provided to West Texas Recovery, Inc. and 29 percent to Wagman Petroleum, Inc. Brent Wagman beneficially owns approximately 45 percent of the outstanding common stock, and is an officer and director, of Wagman Petroleum, Inc. All of the services provided to West Texas Recovery, Inc. were on the previously described properties owned by the Company in Mitchell County. The prices charged to related parties have been the same prices as have been quoted to unrelated entities for similar work and are believed to be in line with prices generally charged by the industry.

     Liquidity and Capital Resources

     As of January 31, 1999, Lyric had a cash balance of $271,201. The Company's capital requirements to conduct its plan of operation is significant and there is not any assurance that the Company will be able to obtain such funds or obtain the required capital on terms favorable to the Company. The Company plans to satisfy its capital requirements for the next twelve months by selling the Company's securities and obtaining financing from related parties. If Lyric is unable to obtain financing from related parties, the sale of its securities or some other source, it is unlikely that Lyric will continue as a going concern.

     Year 2000 Issues

     Computer programs or other embedded technology that have been written using two digits (rather than four) to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in widespread miscalculations or system failures. Both information technology ("IT") systems and non-IT systems may be affected by the Year 2000.

     The Company has completed an internal assessment of the Year 2000 issue and believes that its computer equipment, computer software and drilling equipment are Year 2000 compliant. The Company's computer equipment was purchased within the prior two years and the Company has been informed it is Year 2000 compliant. The Company uses a commercially available accounting software program from Wolfe Pak and the 1998 Microsoft Word word processing program. The Company has been advised that those software programs are Year 2000 compliant. The Company's drilling equipment does not make use of embedded chips, and the Company believes that such equipment will not be affected by the Year 2000.

     The Company has not completed the process of verification of whether vendors, suppliers and significant customers with which the Company has material relationships are Year 2000 compliant. Under a worst-case scenario, if the Company and such third parties are unable to address Year 2000 issues in a timely manner, it could result in a material financial risk to the Company, including supplier and service customer delays resulting in short-term delay of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources necessary to resolve significant Year 2000 issues in a timely manner. The Company does not expect that costs of remediating its Year 2000 issues will be material and has not incurred any material costs associated with its assessment of the Year 2000 issue. The Company does not currently have a Year 2000 contingency plan.

                         PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

     See the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998.

Item 2.     Changes in Securities

     During November 1998, the Company issued to one individual 8,000 shares of the Company's Common Stock in exchange for investment banking services to be performed on behalf of the Company by that individual. The Company issued its shares of Common Stock in that transaction pursuant to Section 4(2) under the Securities Act of 1933 as an offering not involving a public offering.

     During December 1998, the Company issued to Criswell and Company, Inc. options to purchase 200,000 shares of the Company's Common Stock in exchange for consulting services to be performed on behalf of the Company by Criswell and Company, Inc. Each option may be exercised until December 2003 to purchase one share of the Company's Common Stock at $3.00 per share. The Company issued the options in that transaction pursuant to Section 4(2) under the Securities Act of 1933 as an offering not involving a public offering.

     On January 9, 1999, West Texas Recovery, Inc. converted its 13,500 shares of the Company's Series A Preferred Stock and the accrued dividends thereon into 144,551 shares of the Company's Common Stock. The Company issued its shares of Common Stock in that transaction pursuant to Section 4(2) under the Securities Act of 1933 as an offering not involving a public offering.

     On January 9, 1999, Redbank Petroleum, Inc. converted its 55,000 shares of the Company's Series A Preferred Stock and the accrued dividends thereon into 574,230 shares of the Company's Common Stock. The Company issued its shares of Common Stock in that transaction pursuant to Section 4(2) under the Securities Act of 1933 as an offering not involving a public offering.

     On January 10, 1999, the Company issued an aggregate of 385,004 shares of Company's Common Stock to twelve persons in exchange for the surrender of all of the 726,000 outstanding Class A Warrants of the Company and all of the 726,000 outstanding Class B Warrants of the Company. The issuance of the Company's Common Stock in that transaction was made pursuant to
Section 3(a)(9) of the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            Effective March 1, 1999, the Company entered into agreements to acquire the 50 percent of Seismic International, Inc. it did not own from Ameritech Petroleum, Inc. and Cooke Enterprises, Inc. The Company will issue 468,750 shares of the Company's Common Stock to Ameritech Petroleum, Inc. and 156,250 shares of the Company's Common Stock to Cooke Enterprises, Inc. in exchange for the remaining 50 percent of Seismic International, Inc. Ameritech Petroleum, Inc. is owned 50 percent by Warren Donohue and 50 percent by Brent
Wagman.   Cooke Enterprises, Inc. is not affiliated with the Company.

Item 6.     Exhibits And Reports On Form 8-K

            (a)   Exhibits

            10.1 Contract for Sale and Purchase of Business dated November 30, 1998 between Redbank Petroleum, Inc. and the Company.

            10.2 Contract for Sale and Purchase of Stock dated March 1, 1999 between Ameritech Petroleum, Inc. and the Company.

            10.3 Contract for Sale and Purchase of Stock dated March 1, 1999 between Cooke Enterprises, Inc. and the Company.

            10.4 Agreement dated December 1, 1997 between Ameritech Petroleum, Inc. and North American Geophysical.

            10.5 Amendment dated March 1, 1999 to the Agreement dated December 1, 1997 between Ameritech Petroleum, Inc. and North American Geophysical.

            10.6 Agreement dated April 15, 1998 between Redbank Petroleum, Inc. and North American Geophysical.

            10.7 Amendment dated March 1, 1999 to the Agreement dated April 15, 1998 between Redbank Petroleum, Inc. and North American Geophysical.

            10.8 Agreement dated January 31, 1999 between Seismic International, Inc. and North American Geophysical.

            10.9 Amendment dated March 18, 1999 to the Agreement dated October 30, 1998 between Seismic International, Inc. and Geophysical de Mexico.

            27.1  Financial Data Schedule

            (b)   Reports On Form 8-K

     The Company filed two Current Reports on Form 8-K during the quarter ended January 31, 1999. The Company's Form 8-K filed on December 9, 1998 reported the Company's acquisition of Woodman Enterprises, Inc. on September 1, 1998. The Company's form 8-K filed on December 15, 1998 reported the Company's acquisition of 50 percent of the outstanding common stock of Seismic International, Inc. on November 30, 1998.


                             SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LYRIC INTERNATIONAL, INC.


                                         /s/ Michael G. Maguire
Date: March 18, 1999                 By: ____________________________
                                         Michael G. Maguire, President